Form 10-K
period 2015-12-31
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2016-03-29
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 814-01157

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-1290650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, 10th Floor, New York, NY 10022
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: 212 332 5100

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value Per Share	None
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ YES ☒NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐ YES ☒ NO

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files): ☐ YES ☒ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ YES ☒ NO

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2016, was 100,000.

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	17

Item 1B.	Unresolved Staff Comments	36

Item 2.	Properties	36

Item 3.	Legal Proceedings	36

Item 4.	Mine Safety Issues	36

PART II

Item 5.	Market for Registrant’s Common Stock and Related Shareholder Matters	36

Item 6.	Selected Financial Data	36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	43

Item 8.	Financial Statements and Supplementary Data	45

Item 9.	Changes in and Disagreements with Accountants on Accounting or Financial Disclosure	61

Item 9A.	Controls and Procedures	61

Items 9B.	Other Information	61

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	62

Item 11.	Executive Compensation	63

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	64

Item 13.	Certain Relationships and Related Transactions, and Director Independence	65

Item 14.	Principal Accountant Fees and Services	67

PART IV

Item 15.	Exhibits, Financial Statements Schedules	68

SIGNATURES

EXHIBITS

Exhibit 3(i)
Articles of Incorporation of the Fund filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

Exhibit 3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

Exhibit 4.1	Stock Purchase Agreement between the Fund and the Partnership, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

Exhibit 10.1	Form of Custodian Agreement with Citi Private Bank, filed herewith.

Exhibit 10.2	Form of Investment Management Agreement between the Fund and the Investment Manager, filed herewith.

Exhibits 31.1	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

Exhibits 31.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

Exhibits 32.1	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

Exhibits 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this annual report on Form 10-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;

•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Manager to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I

PART I.

ITEM 1.	BUSINESS.

Introduction

Siguler Guff Small Business Credit Opportunities Fund, Inc. (“SBCOF” or the “Fund”) was incorporated in Maryland on July 7, 2014, and is a non-diversified, closed-end management investment company electing status as a BDC under the Investment Company Act of 1940 (the “1940 Act”). The Fund is a wholly-owned subsidiary of Siguler Guff Small Business Credit Opportunities Fund, LP, a Delaware limited partnership (the “Partnership”). The Partnership is the Fund’s sole direct shareholder and makes capital contributions to the Fund as needed for the Fund to make investments or pay its expenses, to the extent that the Partnership has available capital and in accordance with the Partnership’s governing documents.

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. The Partnership makes its debt investments through the Fund. The Fund primarily invests in carefully selected U.S. companies in the lower middle market. The Investment Manager (as defined below) defines the “lower middle market” as privately-owned companies with between $2-15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10-100 million of revenue. Investments generally take the form of mezzanine debt as well as some “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership or the Fund, depending on the form of the security, also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock.

Siguler Guff Advisers serves as the Fund’s Investment Manager. Prior to commencing operations on October 13, 2015, the Fund had no operations other than the sale of 100,000 shares of its Common Stock, $.001 par value (“Shares”), to the Partnership for $25,000 on September 19, 2014. The Fund’s principal office is located at 825 Third Avenue, 10th Floor, New York, NY and its telephone number is (212) 332-5100.

Because the Partnership owns 100% of the Shares, the Fund is indirectly owned by the limited partners of the Partnership. References in this Form 10-K to the Fund’s “investors” or “shareholders” refer to the limited partners of the Partnership, as the context so requires.  The Partnership is the Fund’s sole direct shareholder.

Investment Program

General.

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. There can be no assurance that the Fund will attain its investment objective. The Partnership makes its debt investments through the Fund. The Fund primarily invests in carefully selected companies in the lower middle market. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2-15 million of EBITDA, and between $10-100 million of revenue. Investments generally take the form of mezzanine debt as well as some “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the Partnership’s total investment. The Partnership or the Fund, depending on the form of the security, also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund makes available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described in this Item 1 under the caption “Regulation.”

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in “eligible portfolio companies” as defined in the 1940 Act (“Eligible Portfolio Companies”) and (b) certain other assets including cash and cash equivalents. An Eligible Portfolio Company is a United States company that is neither an investment company, as defined in the 1940 Act, nor excluded from the definition of investment company by Section 3(c) of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market and do not meet the capitalization thresholds described above) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2015, no amount of the Fund’s portfolio was comprised of non-Qualifying Assets.

The descriptions of investments below reflect the terms and conditions that the Investment Manager expects to be typical based on current market conditions – the terms of individual securities may vary from those described below, and changes in market practices or conditions could change the typical terms and conditions upon which the Fund’s investments will be made. In addition, the summary of the investment limitations applicable to BDCs described above is qualified by the full text of the 1940 Act and the rules thereunder.

Mezzanine Loans.

Mezzanine loans are individually negotiated with each borrower, with detailed documentation of matters such as affirmative, negative and financial covenants, and events of default. Mezzanine loans are typically unsecured, are subordinate to one or more classes of senior secured debt, have priority over equity investors and, in some cases, over junior subordinated lenders. The Fund’s mezzanine loans will typically have a stated term of 5-7 years, with a “bullet” maturity, meaning that, while the lender pays periodic interest payments over the term of the loan, the entire principal amount is due only at maturity. Mezzanine loans frequently require that the borrower pay a prepayment fee, which could be substantial, to make a full or partial voluntary repayment of the loan prior to maturity. Prepayment fees may also apply to mandatory prepayments, such as prepayments upon a change in control.

Mezzanine loans generally provide for a portion of the interest due to be paid in cash periodically, typically on a monthly basis (the “cash coupon”), with the remainder “paid in kind,” meaning that the accrued interest is added to the outstanding principal (the “PIK coupon”). In addition to interest payments and prepayment fees, mezzanine loans often require borrowers to pay origination, structuring or commitment fees, as well as the lender’s legal and other out-of-pocket fees.

Mezzanine loans are subordinate to more senior indebtedness, and certain senior indebtedness will have security interests in property of the borrower, which could make that property unavailable to satisfy claims by the mezzanine lender.  The mezzanine lender generally will enter into an intercreditor agreement with the more senior lenders, which may limit or delay the ability of the mezzanine lender to receive payment following a default under the senior credit facility, limit or delay the mezzanine lender’s ability to exercise its rights upon a default under the mezzanine debt facility, and otherwise limit the mezzanine lender’s rights.

Unitranche Loans.

Unitranche (also called “one-stop”) loans combine senior and subordinated debt in one facility. Unitranche loans are typically issued under a single set of documents and carry a single “blended” interest rate (which may be fixed or floating) derived from both the senior and subordinated tranches. Unitranche loans are backed by a first lien on specific assets of the borrower. Unitranche loans typically have a term of five years with amortization over the term of the loan and prepayment permissible, although with some prepayment fees.

Unitranche loans may involve fees from the borrower that are similar to those of mezzanine debt. Representations and covenants are generally more restrictive than those for mezzanine debt, and include covenants relating to maintenance and preservation of collateral. Because the senior and subordinated indebtedness are owned by the same lender, documentation generally is less complex and detailed.

Second Lien Loans.

Second lien loans are secured loans with security interests subordinate to the borrower’s senior secured debt. Thus, second lien loans generally rank between senior secured and mezzanine debt, and are often used to fill a gap in the available financing for a transaction. In some cases, second lien loans are subordinate to senior secured debt with respect to shared collateral, but hold the primary lien with respect to other collateral. Similar to mezzanine loans, the holders of second lien loans typically enter into an intercreditor agreement with the senior secured and mezzanine debtholders, which may limit the rights of the second lien loan holder vis a vis the senior secured debtholders, particularly with respect to acceleration and foreclosure on collateral. Second lien loans may involve fees from the borrower that are similar to those of other tiers of debt. Representations and covenants are generally more restrictive than those for mezzanine debt, and include covenants relating to maintenance and preservation of collateral.

Equity Securities.

The Partnership may acquire equity securities of a borrower in connection with a mezzanine or unitranche loan by the Fund. These are typically co-investments made alongside the equity sponsor. The Partnership typically acquires convertible or participating preferred stock, although the Partnership may acquire common stock. The Partnership typically acquires the same or similar equity securities as those owned by the equity sponsor of the borrower.

When the Partnership acquires an equity security, it typically becomes a party to a shareholder agreement between the Partnership and the other shareholders of the borrower, and a registration rights agreement granting shareholders the right, under specified circumstances and subject to specified limitations, to cause the company to register the shareholders’ securities for sale under the Securities Act of 1933, as amended (the “1933 Act”).

The Partnership seeks board observer rights with each equity and debt investment that it or the Fund makes. In times of financial distress or other situations involving a conflict of interest between a borrower and the Fund, the Partnership’s representative would recuse itself from the relevant board meetings and information flows. Because the Partnership typically owns a relatively small percentage of the total equity of a borrower, its ability to negotiate the terms of a shareholder agreement generally is limited, and the Partnership typically has limited corporate governance rights, and limited ability to cause the company or other shareholders to engage in exit transactions such as a sale of the company or an initial public offering.

Warrants to Acquire Equity Securities.

In lieu of or in addition to acquiring equity securities of a borrower in connection with a mezzanine or unitranche loan, the Partnership might acquire warrants to acquire equity securities.

The equity securities issuable upon the exercise of warrants generally have the characteristics described under “Equity Securities” above.

Special Situations.

The Fund may invest up to 10% of its aggregate investments determined cumulatively over the life of the Fund in special situation investments, including investments in secondary transactions. Special situation investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired.

Convertible Preferred Securities and Convertible Debt.

The Fund may provide mezzanine financing in the form of convertible preferred securities or convertible debt. Convertible preferred securities may contain provisions comparable to those of mezzanine debt, but rank lower in seniority to all debt of the issuer and lack the covenant provisions that benefit debt securities. Income to the Fund from preferred securities is paid in the form of dividends rather than interest. Dividends, unlike interest, are payable only if declared by the borrower’s board of directors, and might not be legally payable if the borrower is unprofitable or if prohibited by the terms of the borrower’s agreements with lenders.

Investment Policies and Restrictions

Diversification Standards.

The Fund is classified as a “non-diversified” closed-end investment company under the 1940 Act. Until the Fund qualifies as a regulated investment company (“RIC”), it will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code of 1986, as amended (the “Code”). The Investment Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible (commencing with the fiscal year ending December 31, 2017) to meet the RIC diversification requirements, as described below. There can be no assurance, however, that the Fund will be able to meet those requirements.

To qualify as a RIC, the Fund must meet the issuer diversification standards under the Code that require that, at the close of each quarter of the Fund’s taxable year (a) at least 50% of the value of the Fund’s total assets is represented by (i) cash and cash items, U.S. government securities, and securities of other RICs, and (ii) other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities), and (b) not more than 25% of the value of the Fund’s total assets is invested in (i) the securities (other than U.S. government securities and securities of other RICs) of any one issuer, (ii) the securities (other than securities of other RICs) of two or more issuers that the Fund controls (defined as 20% or more of the voting power) and that are engaged in the same, similar, or related trades or businesses, or (iii) the securities of one or more qualified publicly traded partnerships. For more information about the requirements imposed on RICs under the Code, please see the disclosure in this Item 1 under the caption “Taxation.”

Industry Segment Concentration.

The Fund seeks to invest no more that 30% of its total assets in securities of companies in any single industry segment. The broad industry categories in which the Fund anticipates that most of the investments will fall (and within each of which there may be several “segments” for purposes of the industry diversification policy) include: industrial goods and services, consumer products, oil and gas-related products and services, health care, food and beverage, technology, and media. The industry segment concentration requirements do not require that the Fund divest securities in its portfolio because of a subsequent change in the value of securities the Fund has previously acquired

Investment Guidelines.

In selecting investments for the Fund’s portfolio, the Investment Manager endeavors to meet the investment guidelines as established by the Fund’s board of directors (the “Fund Board”). However, the Fund may make investments that do not conform to one or more of these guidelines when deemed appropriate by the Investment Manager. Such investments might be made if the Investment Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable equity or warrant issuance or other attractive transaction terms or features.

In general, the Fund invests in accordance with the following investment guidelines:

•	The Fund invests in later stage, profitable companies, typically with EBITDA between $2-15 million, and with revenue between $10-100 million.

•	Companies may use the capital for a range of purposes, including but not limited to change of control transactions, organic growth, acquisition, debt refinancing and dividend recapitalizations.

•	The Fund invests in companies that the Investment Manager considers to have stable operating performance and a strong position in their respective markets. Underwriting criteria may include some or all of the following:

o	Historical profitability, with predictable cash flow and realistic growth prospects;

o	Strong management team, with incentives to perform;

o	Good strategic position in the market with high barriers to entry, reasonable customer concentration risk and a differentiated product or service;

o	Strong operating performance with good margins;

o	Strong balance sheet and liquidity;

o	Good reputation among customers and suppliers; and

o	Backing by a high-quality financial sponsor.

•	Transaction guidelines will include:

o	Debt investments ranging from $2-30 million;

o	Equity investments (by the Partnership) totaling up to 20% of the total investment in a deal;

o	Sufficient cash flow to cover debt service expense; and

o	Underwriting parameters will be set and regularly reviewed by the Investment Manager and team and may include: maximum leverage multiples, minimum debt service coverage ratios, and minimum capitalization requirements.

International Investments.

With certain exceptions, as a BDC, the Fund may invest no more than 30% of its total assets in companies which are not “Eligible Portfolio Companies.” An “Eligible Portfolio Company” must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to, but no more than, 30% of its total assets in companies based outside of the United States. It is anticipated that the majority of non-U.S. investments would be in companies doing business in North America or Western Europe. These requirements generally will not require the Fund to divest an investment if this threshold is exceeded due to market movements.

Leverage.

The Fund intends to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate loans, if such borrowings are available on terms that are acceptable to the Investment Manager and the Fund Board. It is possible, in the event of the tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. See the discussion at Item lA under the captions “Risk Factors – General Economic, Market and Political Conditions” and “Risk Factors - Regulatory Risks.” The Fund may also seek to obtain leverage from the U.S. Small Business Administration (the “SBA”) by forming a subsidiary that will obtain a license as a Small Business Investment Company (an “SBIC”). See the discussion at Item 1A under the caption “Risk Factors - Risks Associated with the Fund’s SBIC Subsidiaries.” Any borrowings of the Fund (other than those through its SBIC, if one is formed, assuming the Fund applies for and receives SEC relief) will be subject to the Asset Coverage requirements under the 1940 Act. See the discussion in this Item 1 under the caption “Regulation.” The use of leverage increases investment risk. See the discussion at Item lA under the caption “Risk Factors - Leverage.”

Temporary Investments.

Pending investment, and until distributions to the shareholders are made, the Fund and the Partnership invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers; and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, is not expected to exceed 90 days.

Other Investment Policies.

The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments and to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent it may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of its business. The Fund may, however, use borrowed funds for its lending activities. See the discussion at Item 1A under the caption “Risk Factors - Leverage.”

The Fund’s investment objectives, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund Board at any time.

Regulation

The Fund.

After filing an election to be treated as a BDC, a company may not withdraw its election without securing the approval of the holders of a majority of its outstanding voting securities (as defined under the 1940 Act).  The following is a brief description of the BDC regime under the 1940 Act and is qualified in its entirety by reference to the full text of the 1940 Act and the rules thereunder.

Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to Eligible Portfolio Companies. More specifically, in order to qualify as a BDC, a company must:  (i) be a domestic company; (ii) have registered a class of its securities, or have filed a registration statement, with the SEC pursuant to Section 12 of the 1934 Act; (iii) operate for the purpose of investing in the securities of certain types of Eligible Portfolio Companies; (iv) either make available significant managerial assistance to such Eligible Portfolio Companies or the Eligible Portfolio Company (x) has total assets of not more than $4 million and capital and surplus of not less than $2 million or (y) meets such criteria as the SEC otherwise may provide; (v) have a majority of disinterested directors; and (vi) file (or under certain circumstances, intend to file) a proper notice of election with the SEC.

“Making available significant managerial assistance” is defined under the 1940 Act, in relevant part, as: (i) an arrangement whereby a BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund, and the officers of the Investment Manager, on behalf of the Fund, intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides financing. The right to offer such assistance will typically be provided in the negotiated documents for the loan transactions. In some instances, officers of the Fund may serve on the board of directors of borrowers or of companies in which it makes an equity investment.

An “Eligible Portfolio Company” is a domestic company with its principal place of business in the United States that is not an investment company, as defined in the 1940 Act, or excluded from the definition of an investment company by Section 3(c) of the 1940 Act, and that either: (i) does not have a class of securities registered on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company.

The 1940 Act prohibits or restricts BDCs from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms, and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to certain prescribed “Qualifying Assets” and certain assets necessary for its operations (such as office furniture, equipment, and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of Qualifying Assets. Qualifying Assets include: (i) privately acquired securities of companies that were Eligible Portfolio Companies at the time such BDC acquired their securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of Eligible Portfolio Companies controlled by a BDC; (iv) securities received in exchange for or distributed with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The 1940 Act also places restrictions on the nature of transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered Qualifying Assets. Such restrictions include limiting purchases to transactions not involving a public offering.

As a BDC, the Fund may sell its securities at a price that is below its net asset value per share under limited circumstances. These include certain types of rights offerings, as well as offerings approved by a majority of the Fund’s disinterested directors upon their determination that such sale would be in the best interests of the Fund and its shareholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of the policy or practice of making such sales within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the shares present at a meeting, if the holders of more than 50% of the outstanding shares are present or represented by proxy, or (ii) more than 50% of outstanding shares, whichever is less. The Partnership owns 100% of the Shares and is controlled by its general partner (the “General Partner”). Under the Partnership’s Agreement of Limited Partnership, the Partnership may take no action as shareholder of the Fund without first soliciting and/or taking instructions from the Partnership’s limited partners, to the same extent as if such limited partners were shareholders of the Fund, with ownership interests therein identical to their respective ownership of limited partnership interests in the Partnership. Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which are prohibited without the prior approval of the SEC for registered investment companies are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund’s disinterested directors and a majority of the directors having no financial interest in the transactions. Some transactions, however, involving certain persons related to the Fund, including its directors, officers, the Investment Manager and the Partnership may still require the prior approval of the SEC. In general: (i) any person who owns, controls or holds power to vote more than 5% of the Fund’s outstanding shares; (ii) any director, executive officer, or general partner of a person described in clause (i); and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, a person described in clause (i), must obtain the prior approval of a majority of the Fund’s disinterested directors and, in some situations, the prior approval of the SEC before engaging in certain transactions with the Fund or any company controlled by the Fund. Other persons, such as persons who control a BDC and certain persons under common control with the BDC, must seek prior approval of the SEC for certain transactions. The 1940 Act generally does not restrict transactions between the Fund and its Eligible Portfolio Companies absent some other prohibited affiliation. Because Siguler Guff & Company, LP (“Siguler Guff”) is a private equity sponsor with other products and lines of business, these restrictions may limit the investment opportunities that are made available to the Fund. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement which requires shareholder approval for a change in any fundamental investment policy).

Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset  Coverage” of at least 200%. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this restriction is to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, with respect to certain types of indebtedness, provisions be made to prohibit the declaration of any dividend or other distribution on the Shares (other than a dividend payable in Shares), or the repurchase by the Fund of Shares, if, after payment of such dividend or repurchase of Shares, the Asset Coverage of such borrowings would be below 200%. If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it may not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify. If the Fund establishes an SBIC, borrowings by the SBIC will not be counted against the Fund’s regulatory leverage limitations.

The SBIC Subsidiary.

The Fund may make investments in qualifying small businesses through a wholly-owned subsidiary (the “SBIC Subsidiary”), which will apply to be licensed by the SBA to act as an SBIC and as a result, will be subject to SBA regulations. The rules and regulations governing SBICs, including the controlling statute, the Small Business Investment Act of 1958, as amended (the “SBIC Act”), are lengthy and complex. The Fund will provide a copy of the rules and regulations to any prospective investor upon request. Additional information about SBICs may also be found on the SBA’s website at http://www.sba.gov/INV/.

Taxation

The following discussion summarizes certain U.S. federal income tax consequences which may are applicable to the Fund or its direct or indirect investors. The discussion is based upon the Code, Treasury regulations, administrative rulings, court cases, and other applicable law, all of which are subject to change, possibly with retroactive effect.

The summary does not purport to be a comprehensive description of all of the tax considerations that may be relevant to a decision to invest in the Fund. In addition, except to the extent specifically addressed below, it does not purport to deal with the tax consequences applicable to all categories of investors, some of which may be subject to special tax rules, such as governmental entities, bank holding companies, insurance companies, organizations exempt from taxation, non-U.S. persons, and pass-through entities, including partnerships and entities and arrangements classified as partnerships for U.S. federal tax purposes, or investors in such entities. Such investors should consult their own tax advisers as to the applicability of such special rules. In addition, the discussion does not address the state, local or non-U.S. tax consequences of an investment in the Fund. All prospective investors are urged to consult their own tax advisers about the U.S. federal, state, local, non-U.S. and other tax consequences of purchasing and holding and disposing of Shares.

Taxation of the Fund as an Ordinary Corporation.

As of December 31, 2015, the Fund did not meet the requirements, including diversification requirements, to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders. It is anticipated that the Fund will not meet these requirements for its fiscal year ending December 31, 2016, but will seek to meet the requirements for its fiscal year ending December 31, 2017. Unless and until the Fund meets these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the shareholders) and all distributions out of its earnings and profits will be taxable to the shareholders as dividends; thus, such income will be subject to two layers of tax (although corporate shareholders may be entitled to a dividends-received deduction). There is no assurance that the Fund will meet the requirements to qualify as a RIC.

Taxation of the Fund as a RIC.

Consequences of Converting From an Ordinary Corporation to a RIC. In order to qualify as a RIC, the Fund must, at the end of the first year in which it so qualifies, have no accumulated earnings and profits from years in which it was not taxed as a RIC. To meet this requirement, the Fund must, before the end of the first year in which it qualifies as a RIC, distribute as dividends all of its accumulated earnings and profits. In addition to the foregoing, pursuant to the Treasury regulations, the Fund must either (i) recognize gain on the disposition of any asset during the subsequent recognition period (generally 10 years) (the “Recognition Period”) beginning on the first day of the first taxable year for which the Fund qualifies for pass-through status as a RIC that is held by the Fund as of the beginning of such Recognition Period, to the extent of the excess of (a) the fair market value of such asset as of the beginning of such Recognition Period over (b) the Fund’s adjusted tax basis in such asset as of the beginning of such Recognition Period (such excess, hereinafter, “built-in gain”), taxable at the highest regular corporate rates or (ii) elect to immediately recognize and pay tax on any such built-in gain with respect to any of its portfolio holdings and, as described above, distribute the earnings and profits from such deemed sales. As a RIC, the Fund generally would not be able to use any net operating loss carryforwards relating to periods prior to the first year in which the Fund qualifies as a RIC.

RIC Qualification Requirements. In order to qualify as a RIC under Subchapter M of the Code, the Fund must, among other things, (1) at all times during the taxable year, have a valid and effective election to be a BDC under Sections 6(f) and 54 of the 1940 Act; (2) derive at least 90% of its gross income for each taxable year from dividends, interest, payments with respect to securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including gains from options, futures and forward contracts) derived with respect to its business of investing in such stock, securities or currencies, and net income derived from an interest in a qualified publicly traded partnership (as defined in Section 851(h) of the Code); (3) diversify its holdings so that, at the end of each quarter of each taxable year:  (a) at least 50% of the value of the Fund’s total assets is represented by (i) cash and cash items, U.S. government securities, and securities of other RICs, and (ii) other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities), and (b) not more than 25% of the value of the Fund’s total assets is invested in (i) the securities (other than U.S. government securities and securities of other RICs) of any one issuer, (ii) the securities (other than securities of other RICs) of two or more issuers that the Fund controls (defined as 20% or more of the voting power) and that are engaged in the same, similar, or related trades or businesses, or (iii) the securities of one or more qualified publicly traded partnerships; and (4) file an election to be a RIC.

If the Fund qualifies as a RIC and properly distributes to its shareholders each taxable year an amount equal to or exceeding the sum of (1) 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest, and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses) without regard to the deduction for dividends paid and (2) 90% of the excess of its gross tax-exempt interest, if any, over certain disallowed deductions, the Fund generally will not be subject to U.S. federal income tax on any income of the fund, including “net capital gain” (the excess of net long-term capital gain over net short-term capital loss), distributed to the shareholders. However, if the Fund meets such distribution requirements and, thus, is eligible for pass-through status, but chooses to retain some portion of its investment company taxable income or net capital gain, it generally will be subject to U.S. federal income tax at regular corporate income tax rates on the amount retained. A distribution of warrants or equity investments to its shareholders will be treated as a sale by the Fund of such assets with the excess of the fair market value of those assets over their tax basis being the amount of the income or gain to the Fund arising from the distribution.

If, after initially qualifying as a RIC, the Fund fails to qualify as a RIC that is eligible for pass-through status for any taxable year, it will be treated as a U.S. corporation subject to U.S. federal income tax, thereby subjecting any income earned by the Fund to tax at the corporate level and to a further tax at the shareholder level when such income is distributed. In such a case, there may be substantial tax and other costs associated with re-qualifying as a RIC.

If the Fund qualifies as a RIC, the Fund will be subject to a nondeductible 4% excise tax (“Excise Tax”) to the extent it fails to distribute by the end of any calendar year at least 98% of its ordinary income for such calendar year and 98.2% of its capital gain net income for the one-year period ending on October 31 of such calendar year, plus certain other undistributed amounts. For these purposes, any taxable income retained by the Fund, and on which it pays federal income tax, will be treated as having been distributed.

The Fund currently intends to distribute in each year for which it qualifies as a RIC substantially all of its net investment income and capital gain net income so as not to be subject to either federal income tax or Excise Tax.

Effect of Certain Investments and Investment Practices. The Fund’s activities generally may be unlike the typical activities engaged in by most investment companies that seek to qualify as RICs for federal income tax purposes. Certain aspects of these activities may at times make it more difficult for the Fund to satisfy the requirements for qualifying as a RIC than is the case for other investment companies. For example, because the Fund generally will receive capital contributions from the Partnership on an “as needed” basis and will have relatively few investments in its early period of operations, the Fund is not expected to hold substantial amounts of “cash and cash items” that could be counted towards the Fund’s RIC diversification requirements. As noted above, it is anticipated that the Fund will not meet the RIC requirements (and in particular the diversification requirement) until its fiscal year ending December 31, 2017, and there is no assurance that the Fund will meet the requirements to qualify as a RIC within that timeframe.

To the extent that the terms of certain loans provide for the receipt by the Fund of additional interest at the end of the loan term (known as residual income), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the distribution requirement and avoid payment of income taxes or the Excise Tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

Taxation of the Fund’s Shareholders if the Fund Qualifies as a RIC

General. Generally, dividends paid to the shareholders that are attributable to the Fund’s net investment income (which, for this purpose, includes net short-term capital gains) will be taxable to shareholders as ordinary income. Since the Fund’s income is expected to be derived primarily from sources that do not pay “qualified dividend income,” such dividends generally will not qualify for the maximum 20% federal income tax rate available to individuals on qualified dividend income. Capital gain distributions are taxable to shareholders as long-term capital gains regardless of how long the shareholder has held its Shares. It is not anticipated that a significant portion of the Fund’s dividends will qualify for the dividends-received deduction for corporate shareholders.

Distributions are generally includible in the income of the shareholders at the time the distribution is received. Any distribution, however, declared by the Fund as of a record date in October, November or December, and paid to the shareholders the following January, is deemed to have been paid by the Fund and received by the shareholders on December 31 of the year declared for both federal income and Excise Tax purposes. This will prevent the application of the Excise Tax, discussed above, to the Fund as a result of certain delays in the payment of the dividends.

If, for any calendar year, the Fund’s total distributions exceed its current and accumulated earnings and profits, the excess will generally be considered a tax-free return of capital to the shareholders to the extent of each shareholder’s adjusted basis in its shares and then as capital gain. The amount treated as tax-free return of capital will reduce the adjusted tax basis of the shareholders’ Shares, thereby increasing the potential gain or reducing the potential loss on the sale of the Shares.

In general, upon the sale or other disposition of Shares, the seller will recognize a gain or loss equal to the difference between the amount realized on the sale and its adjusted basis in the shares. Any loss on the sale recognized will be disallowed to the extent the seller has acquired (or entered into a contract to acquire) substantially identical shares within a period beginning 30 days before the disposition and ending 30 days after the disposition. In such case, the basis of the shares acquired will be adjusted to reflect the disallowed loss. Gain or loss realized upon a sale of shares generally will be treated as a capital gain or loss. The gain or loss will be a long-term capital gain or loss if the shares were held for more than one year. In addition, if the shares sold were not held for more than six months, any loss on the sale will be treated as long-term capital loss to the extent of any capital gain dividend received by the seller with respect to such shares.

The Fund is required to withhold 28% of reportable payments (which may include dividends and capital gain distributions) to U.S. individuals and certain other U.S. non-corporate shareholders who do not provide the Fund with a correct taxpayer identification number on IRS Form W-9 or who otherwise are subject to backup withholding. Each non-U.S. shareholder will need to provide the appropriate IRS Form W-8 (W-8BEN, W-8ECI, W-8IMY or W-8EXP) to demonstrate it is not subject to backup withholding.

The Fund will notify shareholders following the end of each calendar year of the amounts of dividends and capital gain distributions paid or deemed paid during the year.

Certain Considerations for Tax-Exempt Investors. Qualified plans, individuals retirement accounts and investors exempt from taxation under Section 501(c)(3) of the Code (collectively “tax-exempt entities”) are generally exempt from taxation except to the extent that they have “unrelated business taxable income” (“UBTI”) (determined in accordance with Sections 511-514 of the Code). If the Fund qualifies as a RIC, it is likely that distributions by the Fund to a shareholder that is a tax-exempt entity that are treated as dividends will not be considered UBTI and, therefore, will be exempt from federal income tax even if the Fund borrows to acquire its investment assets. Under Section 512(b) of the Code, UBTI does not include dividends received by a tax-exempt entity. As a general rule, the income tax provisions relating to corporations apply to RICs unless Subchapter M of the Code provides otherwise and, thus, Section 512(b) should apply to exclude from UBTI dividends paid by a RIC to a tax-exempt entity. This conclusion is also supported by Revenue Ruling 66-106, which applies Section 512(b) to exclude from UBTI dividends paid to the tax-exempt shareholders of a real estate investment trust, a conduit entity that invests in real estate and is substantially similar to a RIC for tax purposes, on the same theory. If a tax-exempt entity, however, borrows money to purchase its interests in the Company, a portion of its income from the Company will constitute UBTI pursuant to the “debt-financed property” rules of the Code.

Certain organizations that are exempt from taxation under the Code are subject to different rules. For example, a charitable remainder trust (as defined in Section 664 of the Code) that realizes UBTI during a taxable year must pay an excise tax annually of an amount equal to 100% of such income. Each investor that is a tax-exempt entity is urged to consult with its own tax advisers regarding the U.S. federal, state, local, non-U.S. income and other tax treatment of its investment in the Fund based upon its particular circumstances.

Certain Considerations for Non-U.S. Investors. Absent a specific statutory exemption, dividends other than capital gain dividends paid by the Fund to a shareholder that is not a “U.S. person” within the meaning of the Code (a “foreign shareholder”) are subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate) even if they are funded by income or gains (such as portfolio interest, short-term capital gains, or foreign-source dividend and interest income) that, if paid to a foreign shareholder directly, would not be subject to withholding. Distributions properly reported as capital gain dividends generally are not subject to withholding of U.S. federal income tax.

For distributions with respect to taxable years of the Fund beginning before January 1, 2014, the Fund was not required to withhold any amounts (i) with respect to distributions from U.S.-source interest income of types similar to those not subject to U.S. federal income tax if earned directly by an individual foreign shareholder, to the extent such distributions were properly reported as such by the Fund in a written notice to shareholders (“interest-related dividends”), and (ii) with respect to distributions of net short-term capital gains in excess of net long-term capital losses to the extent such distributions were properly reported as such by the Fund in a written notice to shareholders (“short-term capital gain dividends”). This exception to withholding for interest-related dividends did not apply to distributions to a foreign shareholder (A) that had  not provided a satisfactory statement that the beneficial owner was  not a U.S. person, (B) to the extent that the dividend is attributable to certain interest on an obligation if the foreign shareholder was the issuer or was a 10% shareholder of the issuer, (C) that was within certain foreign countries that had inadequate information exchange with the United States, or (D) to the extent the dividend was attributable to interest paid by a person that is a related person of the foreign shareholder and the foreign shareholder was a controlled foreign corporation. The exception to withholding for short-term capital gain dividends did not apply to (A) distributions to an individual foreign shareholder who was present in the United States for a period or periods aggregating 183 days or more during the year of the distribution and (B) distributions subject to special rules regarding the disposition of U.S. real property interests, as described below. The Fund was permitted to report such part of its dividends as interest-related and/or short-term capital gain dividends as were eligible, but was not required to do so. In the case of shares held through an intermediary, the intermediary may withhold even if the Fund reports all or a portion of a payment as an interest-related or short-term capital gain dividend to shareholders.

This exemption from withholding for interest-related and short-term capital gain dividends has expired for distributions with respect to taxable years of the Fund beginning on or after January 1, 2014. Therefore, the Fund (or intermediary, as applicable) is currently required to withhold on distributions to foreign shareholders attributable to net interest or short-term capital gains that were formerly eligible for this withholding exemption. It is currently unclear whether Congress will extend this exemption from withholding for interest-related and short-term capital gain dividends for distributions with respect to taxable years of the Fund beginning on or after January 1, 2014, and what the terms of such an extension would be, including whether such extension would have retroactive effect.

Foreign shareholders should contact their intermediaries regarding the application of these rules to their accounts.

A foreign shareholder is not, in general, subject to U.S. federal income tax on gains (and is not allowed a deduction for losses) realized on the sale of shares of the Fund or on capital gain dividends unless (i) such gain or dividend is effectively connected with the conduct by the foreign shareholder of a trade or business within the United States, (ii) in the case of a foreign shareholder that is an individual, the shareholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the capital gain dividend and certain other conditions are met or (iii) the special rules relating to gain attributable to the sale or exchange of “U.S. real property interests” (“USRPIs”) apply to the foreign shareholder’s sale of shares of the Fund or to the capital gain dividend the foreign shareholder received (as described below).

Foreign shareholders with respect to whom income from the Fund is effectively connected with a trade or business conducted by the foreign shareholder within the United States will in general be subject to U.S. federal income tax on the income derived from the Fund at the graduated rates applicable to U.S. citizens, residents or domestic corporations, whether such income is received in cash or reinvested in shares of the Fund and, in the case of a foreign corporation, may also be subject to a branch profits tax. If a foreign shareholder is eligible for the benefits of a tax treaty, any effectively connected income or gain will generally be subject to U.S. federal income tax on a net basis only if it is also attributable to a permanent establishment maintained by the shareholder in the United States. More generally, foreign shareholders who are residents in a country with an income tax treaty with the United States may obtain different tax results than those described herein, and are urged to consult their tax advisors.

Special rules would apply if the Fund were either a “U.S. real property holding corporation” (“USRPHC”) or would be a USRPHC but for the operation of certain exceptions to the definition thereof. Very generally, a USRPHC is a domestic corporation that holds USRPIs the fair market value of which equals or exceeds 50% of the sum of the fair market values of the corporation’s USRPIs, interests in real property located outside the United States, and other trade or business assets. USRPIs are generally defined as any interest in U.S. real property and any interest (other than solely as a creditor) in a USRPHC or, very generally, an entity that has been a USRPHC in the last five years. If an interest in the Fund were a USRPI, a greater-than-5% foreign shareholder generally would be required to file a U.S. tax return in connection with the sale of its Fund shares, and pay related taxes due on any gain realized on the sale.

If the Fund were a USRPHC or would be a USRPHC but for the exceptions referred to above, under a special “look-through” rule, any distributions by the Fund to a foreign shareholder attributable directly or indirectly to distributions received by the Fund from a lower-tier REIT that the Fund is required to treat as USRPI gain in its hands, generally would be subject to U.S. tax withholding. In addition, such distributions could result in the foreign shareholder being required to file a U.S. tax return and pay tax on the distributions at regular U.S. federal income tax rates. The consequences to a foreign shareholder, including the rate of such withholding and character of such distributions (e.g., as ordinary income or USRPI gain), would vary depending upon the extent of the foreign shareholder’s current and past ownership of the Fund. Prior to January 1, 2014, the special “look-through” rule described above for distributions by the Fund to foreign shareholders also applied to distributions attributable to (i) gains realized on the disposition of USRPIs by the Fund and (ii) distributions received by the Fund from a lower-tier RIC that the Fund was required to treat as USRPI gain in its hands. It is currently unclear whether Congress will extend these former “look-through” provisions to distributions made on or after January 1, 2014, and what the terms of any such extension would be, including whether any such extension would have retroactive effect.

Foreign shareholders should consult their tax advisers and, if holding shares through intermediaries, their intermediaries, concerning the application of these rules to their investment in the Fund.

Provisions of FATCA. The Foreign Account Tax Compliance Act (“FATCA”) generally requires the Fund to obtain information sufficient to identify the status of each of its shareholders under FATCA, as described more fully below. If a shareholder fails to provide this information or otherwise fails to comply with FATCA, the Fund may be required to withhold under FATCA at a rate of 30% with respect to that shareholder on dividends, including capital gain distributions, and the proceeds of the sale, redemption or exchange of Fund Shares. If a payment by the Fund is subject to FATCA withholding, the Fund is required to withhold even if such payment would otherwise be exempt from withholding under the rules applicable to foreign shareholders described above (e.g., capital gain distributions and short-term capital gain and interest-related dividends), beginning as early as July 1, 2014.

Payments to a shareholder will generally not be subject to FATCA withholding, provided the shareholder provides the Fund with such certifications, waivers or other documentation or information as the Fund requires, including, to the extent required, with regard to such shareholder’s direct and indirect owners, to establish the shareholder’s FATCA status and otherwise to comply with these rules. In order to avoid withholding, a shareholder that is a “foreign financial institution” (“FFI”) must either (i) become a “participating FFI” by entering into a valid U.S. tax compliance agreement with the IRS, (ii) qualify for an exception from the requirement to enter into such an agreement, for example by becoming a “deemed compliant FFI,” or (iii) be covered by an applicable intergovernmental agreement between the United States and a non-U.S. government to implement FATCA and improve international tax compliance. In any of these cases, the investing FFI generally will be required to provide the Fund with appropriate identifiers, certifications or documentation concerning its status.

The Fund will disclose the information that it receives from (or concerning) its shareholders to the IRS, non-U.S. taxing authorities or other parties as necessary to comply with FATCA, related intergovernmental agreements or other applicable law or regulation.

Each prospective investor is urged to consult its tax adviser regarding the applicability of FATCA and any other reporting requirements with respect to the prospective investor’s own situation, including investments through an intermediary.

Competition

Other entities and individuals compete for investments similar to those sought to be made by the Fund, some of which have greater resources than the Fund. Furthermore, the need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.

Employees

The Fund itself has no employees; all of its officers and/or employees are employees of the Investment Manager, and all of its required services are performed by officers and employees of the Investment Manager, or of third party service providers retained by the Investment Manager or the Fund Board.

Financial Information

Please refer to Item 8, Financial Statements and Supplementary Data, for the financial information required by Item 101(b) and (d) of Regulation S-K.

ITEM 1A.	RISK FACTORS.

Lack of Operating History. The Fund began operations in October 2015, and thus has limited operating history with which to evaluate its future performance.

Risks Associated with Investing in Smaller and Lower Middle Market Companies. The Fund invests primarily in mezzanine, unitranche and second lien loans in privately-held companies with EBITDA between approximately $2 million and $15 million. Companies of this size typically have weaker financial and human resources than larger companies, have less extensive research and development, manufacturing, marketing and/or service capabilities, and may be susceptible to competition from larger and better capitalized companies. Smaller companies often depend upon the management talents and efforts of a small group of individuals, and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, smaller companies frequently have less diverse product lines and smaller market presence than larger companies, and may not have as great an ability to raise additional capital. Smaller companies may have a shorter history of operations as compared to larger companies, which could make it more difficult for the Fund to evaluate their future performance. There is often less publicly available information about smaller companies than larger companies. They are thus generally less liquid and more vulnerable to economic downturns and may experience substantial variations in operating results.

Although the Fund will seek to mitigate these risks through diversification and conservative deal terms (covenants, monitoring, board observation rights, etc.), it must be anticipated that (a) one or more of the Fund’s investments (collectively, “Portfolio Investments”) may be unprofitable over the Fund’s investment life and (c) the Fund will incur losses on some of the Portfolio Investments.

Leverage. Borrowings to finance the acquisition of Portfolio Investments may occur at the Fund level or the portfolio company level, if any or all directly incur leverage in connection with a Portfolio Investment or an investment by a portfolio company, as applicable. The leverage used by the Fund may take the form of indebtedness for borrowed money as well as financial leverage in the form of options and other similar transactions. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act. See the discussion at Item 1 under the caption “Regulation.”

Leverage may have important adverse consequences to the Fund and its portfolio companies. The amount borrowed in connection with an investment and the interest rates on those borrowings, which may fluctuate from time to time, as well as the fees and other costs of borrowing, may have a marked effect on such investment’s performance. The borrower may be subject to restrictive financial and operating covenants. Leverage also may impair the borrowers’ ability to finance their future operations and capital needs. As a result, their flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged investment’s income and net assets will tend to fluctuate at a greater rate than if leverage were not used. In addition, if an investment has a leveraged capital structure, it will be subject to increased exposure to adverse economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of the borrower or its industry. Furthermore, a borrower that has secured its leverage through the pledging of collateral may, if such borrower is unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, be subject to risk that a lender seizes its assets through margin calls or otherwise.

The Fund will pay a management fee (the “Investment Management Fee”) to the Investment Manager. The Investment Management Fee base will include the cost basis of portfolio investments acquired with borrowed funds.  This effectively increases the cost of the Fund’s borrowings by the incremental Investment Management Fee.

If the Fund borrows at variable rates without hedging to mitigate the effect of interest rate fluctuations, and makes the bulk of its loans at fixed rates, an increase in prevailing interest rates would narrow the spread between the Fund’s cost of capital and its investment return, to the detriment of the Fund’s performance. In addition, because the terms of the Fund’s borrowing facilities are set for relatively long periods of time, reductions in the returns available from the Fund’s investments due to changes in prevailing rates could make the use of leverage unattractive unless the terms of the borrowing facility were renegotiated.

Risks Associated with Loans. The Fund invests primarily in senior secured and unsecured loans. The Fund generally makes the loan directly, although occasionally loans may be originated and syndicated by banks or other financial institutions, or acquired in the secondary market. Loans generally are not readily marketable and are subject to restrictions on resale. In some cases, negotiations involved in disposing of indebtedness may require weeks to complete. Consequently, some indebtedness may be difficult or impossible to dispose of readily at what the Investment Manager believes to be a fair price. In addition, loans are often less liquid than other types of debt securities, particularly in times of significant market dislocation.

Lenders depend primarily upon the creditworthiness of the corporate or other borrower for payment of principal and interest. If the Fund does not receive scheduled interest or principal payments on such indebtedness, the value of the Portfolio Investments would be adversely affected. The Fund may invest in secured and unsecured loans. Loans that are fully secured may offer the Fund more protection than an unsecured loan in the event of non-payment of scheduled interest or principal. However, there is no assurance that the liquidation of any collateral from a secured loan would satisfy the borrower’s obligation, or that such collateral could be liquidated. In the event of the bankruptcy of a borrower, the Fund could experience delays or limitations in its ability to realize the benefits of any collateral securing a loan.

Loans may permit or require, in addition to scheduled payments of interest and principal, the prepayment of the loan from free cash flow. The degree to which borrowers prepay loans, whether as a contractual requirement or at their election, may be affected by prevailing interest rates, general business conditions, the financial condition of the borrower and competitive conditions among lenders, among others. As such, prepayments cannot be predicted with accuracy. Upon a prepayment, either in part or in full, the actual outstanding debt on which the Fund derives interest income will be reduced. The effect of prepayments on the Fund’s performance may or may not be mitigated by the receipt of prepayment fees and/or the Fund’s reinvestment of prepayments in other loans that have comparable yields. See “Credit Risk” below.

Credit Risk. The Fund is subject to credit risk, i.e., the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument. Credit risk also includes the risk that a counterparty to a derivatives instrument (e.g., a swap counterparty) will be unwilling or unable to meet its obligations. Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. Degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect the Fund’s credit risk. There are no restrictions on the credit quality of the Portfolio Investments. Securities in which the Fund may invest generally will not have been rated by any rating agency, with the result that the Investment Manager must rely on its own evaluation of the financial strength of the borrower, without the benefit of rating agency research.

Subordination of Investments. Portfolio Investments may be in subordinated loans, structurally subordinated loans, mezzanine loans and other structured investments and preferred equity interests or equity interests of an issuer. These Portfolio Investments will be subordinated to the senior obligations of the property or issuer, either contractually, structurally or inherently due to the nature of the securities. Greater credit risks are usually attached to these subordinated investments than to investments in senior obligations. In addition, these securities may not be protected by financial or other covenants, such as limitations upon additional indebtedness, typically protecting the senior debt, and may have limited liquidity. Adverse changes in the borrower’s financial condition and/or in general economic conditions may impair the ability of the borrower to make payments on the subordinated securities and cause it to default more quickly with respect to such securities than with respect to the borrower’s senior obligations. Holders of subordinated securities are generally not entitled to receive any payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, in many cases, the Fund’s management of its investment and its remedies with respect thereto, including the ability to foreclose on any collateral securing such investment will be limited by restrictions benefiting more senior lenders and contractual intercreditor provisions.

Interest Rate Risk. “Interest rate risk” refers to the risks associated with market changes in interest rates. In general, rising interest rates will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of fixed rate debt instruments. The prices of long term debt obligations generally fluctuate more than prices of short term debt obligations as interest rates change. To the extent the Fund invests primarily in longer term debt obligations, the Fund will be impacted to a greater degree by changes in market interest rates than if the Fund invested primarily in short term debt securities. Even in the case of debt investments that are guar-anteed or insured in whole or in part, such guarantees and insurance do not protect the Fund from declines in market value caused by changes in interest rates. However, to the extent that the Fund holds a loan to maturity (as will generally be the case), interim changes in the value of the loan due to interest rate fluctuations are not expected to affect the Fund’s ultimate return on the investment, provided interest and principal are paid in a timely fashion.

Increasing interest rates may also increase the amount of interest owed with respect to different types of financing the Fund may enter into in order to finance its investments, and may create or exacerbate financial stress on the Fund’s borrowers.

Declining interest rates also can adversely affect the Fund’s overall performance, because the Fund may be forced to re-deploy principal and interest payments from existing investments into lower-yielding investments. This “reinvestment risk” can be exacerbated to the extent borrowers can prepay their loans without significant penalties, particularly because such prepayments tend to increase as interest rates decline.

Although variable or floating rate investments allow the Fund to participate in increases in interest rates through upward adjustments of the coupon rates on such investments, during periods of increasing interest rates, changes in the coupon rates may lag behind the change in market rates or may have limits on the maximum increase in coupon rates. Alternatively, during periods of declining interest rates, the coupon rates on such investments re-adjust downward, resulting in a lower yield. Further, while increases in interest rates are generally beneficial with respect to instruments owned by the Fund, such increases may also be detrimental to the investment itself and therefore to the Fund, depending on the investments owned, particularly if such investment is subordinated to more senior loans. Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. Declines in market value, if not offset by any corresponding gains on hedging instruments, if any, may ultimately reduce earnings or result in losses to the Fund.

Bridge Financings. The Fund may provide interim debt or interim equity financing to an existing or prospective portfolio company in anticipation of permanent financing (including an investment by the Fund). These bridge loans will typically be convertible into a term loan or permanent equity investment in the portfolio company; however, for reasons not always in the Investment Manager’s control, the anticipated long term securities issuance or other refinancing or syndication may not occur and the bridge loan may remain outstanding. In such event, the interest rate on such bridge loan may not adequately reflect the risk associated with the unsecured position taken by the Fund.

Payment-In-Kind Securities. Payment-in-kind securities (“PIKs”) are debt obligations that pay “interest” in the form of other debt obligations, instead of in cash. Because PIKs allow an issuer to avoid or delay the need to generate cash to meet current interest payments, such securities may involve greater credit risk than bonds that pay interest currently or in cash.

Warrants and Rights. The Fund may obtain and hold warrants to purchase equity securities. Warrants do not carry with them the right to dividends or voting rights with respect to the securities that they entitle their holder to purchase, and they do not represent any rights in the assets of the issuer. As a result, warrants may be considered more speculative than certain other types of investments. In addition, the market value of a warrant does not necessarily change with the market value of the underlying securities, and a warrant ceases to have market value if it is not exercised prior to its expiration date. Furthermore, the terms of warrants or rights may limit the Fund’s ability to exercise the warrants or rights at such time, or in such quantities, as the Fund would otherwise desire.

Additional Risks Associated With Portfolio Investments. In some cases the Fund will make investments as part of an investment group with one or more other investment funds (or with their sponsors), while in others the Fund may independently invest in a financing opportunity (alongside another investment fund, as part of a joint venture or alone). When the Fund invests as part of an investment group alongside another investment fund or a joint venture partner, the Fund will typically be required to rely on the sponsor of the other investment fund or its joint venture partner to make decisions regarding the investment and, accordingly, the value of the Portfolio Investment could be adversely affected if the interests of the Fund diverge from those of the sponsor, its joint venture partner or the investment group. When the Fund invests independently, it may not have the same level of governance rights and other protections it would enjoy as part of a larger group. Furthermore, with respect to independently-sourced Portfolio Investments, the Investment Manager may have to rely solely on its own research and analysis.

Historical Performance Not a Guarantee of Future Results. The Fund’s investment performance may be better or worse than that of other investment funds managed by the Investment Manager. In particular, the debt and mezzanine financing markets have historically been cyclical, and debt and mezzanine financing market conditions during the Fund’s investment period may differ from those that prevailed during the investment periods for other investment funds managed by the Investment Manager. It is impossible to predict the precise conditions in the debt and mezzanine financing and private equity markets in the future. In addition, even though previous activities and investments of other funds managed by the Investment Manager have been subject to similar risk factors discussed herein, the Fund may not be able to duplicate any previous success in avoiding certain deleterious effects from the risks involved.

Illiquidity of Shares. An investment in the Fund is intended for long-term investors who can accept the risks associated with making speculative, primarily illiquid, investments in privately negotiated transactions. The Shares, and the limited partnership interests in the Partnership, will not be registered under the 1933 Act or the securities laws of the various states or other jurisdictions and are subject to substantial restrictions on transfer. There will be no trading market for these investments, and investors are likely to be required to hold their investments until the final liquidation of the Fund. An investment in the Fund is therefore illiquid and should be considered only by investors financially able to maintain their investment for the long term.

Similarly, most Portfolio Investments are expected to be illiquid when acquired and may be subject to certain transfer restrictions. Some Portfolio Investments will not provide any liquidity rights. See “Illiquidity of the Portfolio Investments” below. Even if the Fund is able to obtain liquidity rights, economic factors (such as the inability to dispose of investments at the price desired) may limit the Fund’s ability to exercise these rights. In addition, applicable law, including the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund, and all such dividends and other distributions must be authorized by the Fund Board. Furthermore, since the amount and timing of the Fund’s cash distributions to investors is dependent upon the cash flow that the Fund receives from the Portfolio Investments and upon the realization of the Portfolio Investments, and because of the Fund’s ability to reinvest proceeds, the Portfolio Investments, even if they prove successful, are unlikely to produce significant cash flow for investors for a period of years. There can be no assurance that the Fund will be able to liquidate a particular Portfolio Investment or distribute securities at the time or upon the terms it desires.

Illiquidity of the Portfolio Investments. The Portfolio Investments are expected in general to range from somewhat to extremely illiquid. It is possible that the liquidity of a security will decline sharply after its purchase, whether because of adverse developments affecting that security or a general withdrawal of capital from the small and lower middle market.

General Economic, Market and Political Conditions. The success of the Fund’s activities will be affected by general economic and market conditions, changes in laws, trade barriers, currency exchange controls, and national and international political circumstances. These factors may affect the level and volatility of prices and the liquidity of Portfolio Investments, which could adversely affect the Fund’s profitability or result in losses. Events such as war, terrorism and related geopolitical risks have led, and may in the future lead, to increased volatility and may have adverse long-term effects on the U.S. and world economies and markets generally.

Global financial markets have occasionally experienced periods of unprecedented turmoil. The debt and equity capital markets in the United States were negatively impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broader market, among other things. These events, along with the deterioration of the housing market, the failure of major financial institutions and the concerns that other financial institutions as well as the global financial system were also experiencing severe economic distress materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. These events contributed to severe market volatility and caused severe liquidity strains in the credit markets, which in turn severely affected participants in the private equity industry. Volatile financial markets can expose the Fund to greater market and liquidity risk. Risks to a robust resumption of growth persist (albeit to a lesser extent): a weak consumer weighed down by too much debt and significant joblessness, the growing size of the federal budget deficit and national debt, and the threat of inflation.

The public securities markets have seen significant volatility and the ability of companies to obtain financing for ongoing operations or expansions may be severely constrained by the tightening of the credit markets and deterioration of the U.S. and global financial market conditions. The ability to realize investments depends not only on the underlying portfolio companies and their historical results and prospects, but also on political, market and economic conditions at the time of realization of such investments. The trading market, if any, for the securities of any portfolio company may not be sufficiently liquid to enable the Fund to sell these securities when it believes it is most advantageous to do so, or without adversely affecting the stock price.  The instability in the financial markets has led the U.S. government to take a number of unprecedented actions designed to support certain financial institutions and segments of the financial markets that have experienced extreme volatility, and in some cases a lack of liquidity. See “Regulatory Risks” below. Federal, state, and other governments, their regulatory agencies, or self-regulatory organizations may take actions that affect the regulation of the instruments in which the Fund is expected to invest, or the issuers of such instruments, in ways that are unforeseeable.

In addition, on August 5, 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the United States from AAA to AA+. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impact of the downgrade is unpredictable and may not be immediately apparent. However, if the other major credit rating agencies issue downgrades, or if Standard & Poor’s issues further downgrades, the resulting market response could be extreme and possibly adverse to the Portfolio Investments.

Investment Selection. The success of the Fund depends to a great extent upon the Investment Manager’s ability to identify superior investments. While the Portfolio Investment selection process entails consideration of many subjective factors, investors in the Fund will not have an opportunity to evaluate for themselves the relevant subjective factors and will be dependent on the judgment and ability of the Investment Manager in selecting such investments. There can be no assurance that the Investment Manager will fulfill the Fund’s objective of investing in Portfolio Investments that can produce superior returns over the lifetime of the Fund.

Risks Regarding Dispositions of Portfolio Investments. In connection with the disposition of Portfolio Investments, the Fund may be required to make representations and warranties about the business and financial affairs of the issuer typical of those made in connection with the sale of any busi-ness. The Fund may also be required to indemnify the purchasers of such investment to the extent that such representations and warranties turn out to be inaccurate or misleading. These arrangements may result in liabilities for the Fund. Although the securities in which the Fund is expected to invest generally will not be publicly traded, the ability to successfully exit those investments may be negatively impacted by public market conditions.

Concentration/Diversification Standards. Although the Investment Manager will seek to diversify the Fund’s investment portfolio to the extent possible consistent with the Fund’s investment strategy, various factors, including prevailing market conditions, available investment opportunities, regulatory constraints, constraints imposed by certain portfolio companies, and the timing of investments, may prevent the Investment Manager from diversifying the Fund’s portfolio or may result in the Fund’s portfolio not being as diversified as the Investment Manager may otherwise prefer. The Fund will not be “diversified” for purposes of the 1940 Act.

It is anticipated that, commencing with the fiscal year ending December 31, 2017, the Fund will seek to meet the requirements, including diversification requirements, to qualify as a RIC under the Code. See the discussion at Item l under the caption “Taxation.” There can be no assurance, however, that the Fund will be able to meet those requirements. In addition, prior to the time, if any, that the Fund qualifies as a RIC, it will not be subject to such diversification requirements.

For these and other reasons, the Fund could potentially be concentrated in relatively few Portfolio Investments, or types of Portfolio Investments. One risk of having a limited number of Portfolio Investments is that the aggregate returns realized by the investors may be substantially adversely affected by the unfavorable performance of a small number of such Portfolio Investments. Similarly, should the Portfolio Investments be concentrated in a small number of industries or related industries, the risk to the investors would increase, because companies in the same industry or related industries are often subject to similar business risks and regulatory burdens, and the impact of a single economic, political or regulatory occurrence may have a greater adverse impact on the Portfolio Investments.

Risks Associated with the Fund’s SBIC Subsidiaries. The Fund may make investments in qualifying small businesses through the SBIC Subsidiary, which will apply to be licensed by the SBA to act as an SBIC and as a result, will be subject to SBA regulations.  There can be no guarantee that the SBA will issue an SBIC license to the SBIC Subsidiary nor can there be any assurance of the timing required to do so. If the SBIC Subsidiary does not receive an SBIC license, the Fund will continue with its investment program without the benefit of SBA Debentures.

Even if an SBIC license is granted, there can be no assurance that the SBIC Subsidiary will obtain access to SBA-guaranteed debenture leverage (“SBA Debentures”), of the timing to achieve such access, or, if access is achieved, the interest rates and fees that would be imposed, because access to SBA Debentures is subject to satisfaction of SBA performance requirements and compliance with applicable regulations under the SBIC Act.  Furthermore, the amount of SBA Debenture funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient SBA Debenture funding available at the times desired by the SBIC Subsidiary.

The SBA Debentures have a maturity of ten years and require semi-annual payments of interest. The SBIC Subsidiary (if formed) will need to generate sufficient cash flow to make required interest payments on the SBA Debentures.  The interest payments on drawn SBA Debenture leverage generally have priority over payments to limited partners of an SBIC including the Fund.  Covenants and financial tests governing SBA Debentures may also limit the ability of the SBIC Subsidiary to make new investments.

If successfully licensed as an SBIC, the SBIC Subsidiary will be subject to SBA regulations, which are lengthy and complex.  Furthermore, Congress may amend or supplement the rules governing SBICs in a manner that imposes additional regulatory burdens or otherwise adversely affects an SBIC.

The SBA has significant ability to supervise and regulate many critical aspects of the affairs of an SBIC.  The SBA imposes greater restrictions on the portfolio of an SBIC than would generally be the case for an unregulated private investment fund.  Certain activities and decisions require SBA approval, and there are uncertain timeframes for such approvals.  For instance, the SBA places restrictions on the companies in which an SBIC can invest and on certain terms of investments by SBICs, thereby restricting the companies that the Fund can finance and potentially adversely affecting the returns on investments by the Fund.  Compliance with SBA regulations and policies, including those addressing conflicts of interest, may cause an SBIC subsidiary of the Fund to forego attractive investment opportunities that such SBIC subsidiary may otherwise pursue.  Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations, and the SBA has the power to penalize an SBIC in a number of ways.  If the SBIC Subsidiary fails to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of SBA Debentures, declare outstanding SBA Debentures immediately due and payable, and/or limit it from making new investments.  In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBIC Act or any rule or regulation promulgated thereunder.  Such actions by the SBA would, in turn, negatively affect the Fund.

The SBIC Subsidiary (if formed) may be limited by the SBIC Act, and SBA regulations governing SBICs, from making certain distributions to the Fund that may be necessary to maintain the Fund’s status as a RIC, and avoid a consequent imposition of an entity-level tax on the Fund. If this occurred, the Investment Manager could seek to liquidate other Fund investments to generate sufficient cash to make the required distributions, although there can be no assurance that such liquidations could be accomplished in the required timeframe or on attractive terms. The general partner of the Partnership is authorized under the Partnership’s governing documents to consent to the deemed receipt by the Partnership of a cashless “consent dividend” if necessary to enable the Fund to maintain its status as a RIC. The general partner of the Partnership might be willing to provide such a consent to avoid the negative consequences to the Partnership’s limited partners should the Fund lose its RIC status. There can be no assurance, however, that the general partner of the Partnership will provide such consent. The Fund could also request a waiver of the SBA’s restrictions for its SBIC subsidiaries to make the distributions required to maintain the Fund’s RIC status, although the SBA does not grant such waivers as a matter of course and there can be no assurance that the SBA will grant such waiver.

Risks Associated With Control Strategies. The Fund may hold a controlling position in a Portfolio Investment and may hold board or observer seats on many of its portfolio companies. Although such positions may be important to the Fund’s investment strategy, they may subject the Fund to claims it would not otherwise be subject to if such controlling position or board or observer seats were not held. The Fund will generally indemnify the Investment Manager and its affiliates from such claims, which may be costly to defend and could result in substantial liability.

The exercise of control over a company may impose, for example, additional risks of liability for environmental damage, product defects, failure to supervise management, pension and other fringe benefits, violation of governmental regulations (including securities laws) or other types of related liability. If these liabilities were to arise, the Fund may suffer a significant loss in such investment.

Lack of Control of Portfolio Investments. In some cases, the Fund will not have the right to participate in the day-to-day management, control or operation of the Portfolio Investments, nor will it have the unilateral right to remove the managers thereof. The Fund also will not necessarily have the opportunity to evaluate the relevant economic, financial and other information which will be utilized by the managers of its portfolio companies with respect to the operation of such portfolio companies. As a result, the Fund’s ability to protect its position in such asset will be limited. In addition, these Portfolio Investments may involve risks in connection with third-party management or strategic partners having financial difficulties, resulting in a negative impact on such investment, and such third parties may have economic or business interests or goals which are inconsistent with those of the Fund or may be in a position to take (or block) action contrary to the Fund’s investment objectives. In addition, the Fund may, in certain circumstances, be liable for the actions of such third-party management or strategic partners.

Abundance of Capital. The Investment Manager believes that the supply of investments in the small and lower middle market today exceeds the amount of capital committed to these markets. This imbalance could be reduced or even reversed, in certain markets or sub-markets, as publicly traded companies (including public BDCs), private equity funds, hedge funds, proprietary trading desks and other investors increase their commitments to these markets. Some of these competing sources of capital might be able to obtain investment capital more readily or on better terms than the Fund, particularly competitors that have access to the public equity or debt markets. Increased demand for the securities of small and lower middle market companies could drive up pricing and make investing in the sector less attractive. Similarly, the Investment Manager may not obtain as favorable terms as it would otherwise in a less competitive environment. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Code pertaining to RICs, may restrict the Fund’s flexibility as compared with its competitors. The Fund and its portfolio companies may incur significant expenses investigating potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third-party advisers.

Uncertainty of Valuation. Generally, there will be no readily available market for all or a substantial number of the Portfolio Investments and, hence, most of the Portfolio Investments will be difficult to value. This uncertainty of valuations could both limit the ability of the Fund’s investors to gauge the Fund’s ongoing performance, and the ability of the Investment Manager to evaluate the past performance of prospective Portfolio Investments. For these and other reasons, it will be difficult for an investor to value its interest in the Fund.

Regulatory Restrictions. The Fund has elected to be treated as a BDC under the 1940 Act. Although BDCs are exempt from registration under the 1940 Act and are relieved from compliance with some (but not all) of the provisions of the 1940 Act, there are greater restrictions in some respects on permitted types of investments for BDCs than there are for unregulated funds. These requirements may limit the Fund’s investment opportunities. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation. See the discussion at Item 1 under the caption “Regulation.” If the Fund fails to continuously qualify as a BDC, the Fund might be subject to substantially more onerous regulatory restrictions under the 1940 Act and correspondingly its operating flexibility would be decreased.

Lack of Ability to Participate. Investors will have limited rights and powers to participate in the management or control of the business of the Fund and thus must depend solely upon the ability of the Investment Manager with respect to making, monitoring and disposing of investments.

Regulatory Risks. Legal, tax and regulatory changes could occur during the term of the Fund that may adversely affect the Fund. In particular, changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, SBICs, RICs or non-depository commercial lenders could significantly and adversely affect the Fund’s operations and cost of doing business.  In addition, the regulatory environment for private funds is evolving, and changes in the regulation of private funds may adversely affect the value of Portfolio Investments and the ability of the Fund and the Portfolio Investments to obtain the leverage they may otherwise obtain. The SEC and other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of private investment funds is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund or the Investment Manager could be substantial and adverse.

Additionally, certain Portfolio Investments may be in industries subject to extensive government regulation. Certain regulations may prevent the Fund from making certain investments that it otherwise would make. Other regulations may require the Fund to incur substantial additional costs or lengthy delays in connection with the completion of an investment, or substantially reduce the value of the Portfolio Investments. In addition, governmental regulation may not be predictable and may be subject to political, economic, social and/or market developments. For example, the Fund may be subject to the regulations of the Federal Communications Commission (the “FCC”) if the Fund invests in an entity that has a direct or indirect interest in, owns or controls a “media company,” such as a television or radio station, cable system or daily newspaper, or a company providing wireless communications pursuant to an FCC license (“wireless licensee”). These restrictions may, among other things, prohibit certain communications between an investor (or such investor’s officers, directors, partners or other officials) and the Investment Manager pertaining to the operations of the media company and may limit an investor from serving as an agent or employee of the Fund. These restrictions may also prevent the Fund from investing in certain media companies or wireless licensees, or require the Fund to divest certain media companies or wireless licensees, due to FCC restrictions on concentration of ownership of media companies and wireless licensees. See also “Regulatory Restrictions,” “Risks Associated with the Fund’s SBIC Subsidiaries,” and “Business and Regulatory Risks of Private Investment Funds.”

Key Personnel. The performance of the Fund will depend in significant part upon the skill and expertise of the key personnel of the Investment Manager and the Portfolio Investments, and may be adversely affected by key individuals joining or leaving the Investment Manager or the portfolio companies’ investment or management teams. Although the Investment Manager’s personnel will devote as much time as they believe necessary to assist the Fund in achieving its investment objectives, only some individuals will devote substantially all of his or her working time to the affairs of the Fund. The loss of key personnel could have a material adverse effect on the performance of the Fund or a Portfolio Investment.

Management Fees and Expenses. The Fund incurs management fees and expenses. The investment return on the Portfolio Investments therefore must be sufficient to offset management fees and expenses before the Fund will earn a positive investment return.

In-Kind Distribution of Illiquid Securities. The Fund may make in-kind distributions of Portfolio Investments, all of which may be highly illiquid. There can be no assurance that investors in the Fund will be able to dispose of these Portfolio Investments or will not incur significant costs and expenses in connection with any such disposition, or that the value of these Portfolio Investments as determined by the Investment Manager in connection with the determination of distributions will ultimately be realized.

Tax Status. The Fund must meet a number of requirements, described in Item 1 under the caption “Taxation” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it may accelerate capital contributions from the Partnership or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the returns of the Fund.

When the Fund elects to convert its status from that of an ordinary, or C, corporation to that of a RIC, it must choose either to (i) pay tax whenever an asset is sold during the subsequent “conversion period” (generally, ten years) following the conversion on the amount of gain which would have been realized had the asset been sold on the conversion date, or (ii) treat the entire amount of “built-in gain” as income at the time of conversion.

Accelerated Transactions. For the Fund to take advantage of available investment opportunities, the Investment Manager may need to make investment decisions on an expedited basis. In such cases, the information available to the Investment Manager at the time of an investment decision may be limited. The Investment Manager may not, therefore, have access to the detailed information necessary for a full analysis and evaluation of the investment opportunity.

Follow-On Investments. Following its initial investment in a Portfolio Investment, the Fund may have the opportunity to increase its investment in such Portfolio Investment. There is no assurance that the Fund will make follow-on investments or that the Fund will have sufficient resources to, or be permitted to, make such investments. Any decision not to make follow-on investments or the Fund’s inability to make them may have a substantial negative impact on such Portfolio Investment in need of such an additional investment, may result in missed opportunities for the Fund or may result in dilution of the Fund’s investment. In certain cases, the 1940 Act may impose restrictions on the Fund’s ability to make follow-on investments even when such an investment would be beneficial to the Fund.

Counterparty Risk. The Fund will be subject to credit risk with respect to the counterparties to the derivative contracts and other instruments entered into directly or indirectly by it. The Fund will also be subject to the risk that a counterparty to a trade may become unwilling or unable to meet its obligations prior to settlement. This risk may be more acute with respect to fixed income securities because the settle-ment periods for such securities are often longer than for equity securities. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, the Fund may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding. The Fund may obtain only a limited recovery or may obtain no recovery in such circumstances.

In situations where the Fund is required to post margin or other collateral with a counterparty, the counterparty may fail to segregate the collateral or may commingle the collateral with the counterparty’s own assets. As a result, in the event of the counterparty’s bankruptcy or insolvency, the Fund’s collateral may be subject to the conflicting claims of the counterparty’s creditors and the Fund may be exposed to the risk of a court treating it as a general unsecured creditor of the counterparty, rather than as the owner of the collateral.

The Fund may effect certain transactions in “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight, as are members of “exchange based” markets. The Fund is likely to be treated as an unsecured creditor of any “over-the-counter” derivative counterparty in the event of the counterparty’s insolvency, both with respect to the amounts owed by the counterparty under the derivatives transaction and with respect to any collateral that has been transferred to such counterparty. The credit risk arising from futures and cleared derivatives is generally different from the credit risk arising from “over-the-counter” derivatives, because a party to a futures contract or a cleared derivatives transaction is generally subject to the credit risk of the clearing house and the futures commission merchant or clearing member through which it holds its cleared position, rather than the credit risk of a market “counterparty.” The Fund generally may only close out “over-the-counter” transactions (including swaps and contracts for differences) with the relevant counterparty, and may only transfer a position with the consent of the particular counterparty. Also, if the counterparty defaults, the Fund will have contractual remedies, but there is no assurance that the counterparty will be able to meet its contractual obligations or that, in the event of default, the Fund will succeed in enforcing them.

Securities Markets Risk. The value of Portfolio Investments could be affected by factors affecting the securities markets generally, such as real or perceived adverse economic conditions, supply and demand for particular instruments, changes in the general outlook for the securities market or corporate earnings, interest rates, announcements of political information or adverse investor sentiment generally. The market values of Portfolio Investments may decline for a number of reasons, including increases in defaults resulting from overall economic conditions, increases in prepayments resulting from increased borrower mobility or the availability of “cash-out” refinancing opportunities or widening of credit spreads. Unfavorable securities markets conditions may also increase the Fund’s costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Fund or a Portfolio Investment.

Inflation/Deflation Risk. Inflation risk is the risk that the value of assets or income from Portfolio Investments will be worth less in the future as inflation decreases the value of payments at future dates. As inflation increases, the real value of Portfolio Investments could decline and the interest payments on any related borrowings may increase. Deflation risk is the risk that prices throughout the economy decline over time. Deflation may have an adverse effect on the creditworthiness of issuers, increase the real value of debts owed, and may make issuer default more likely, which may result in a decline in the value of the Portfolio Investments.

Risks of Litigation. The Fund’s investment activities may include activities that are hostile in nature and will subject it to the risks of becoming involved in litigation with third parties. This risk may be greater where the Fund exercises control or significant influence over a Portfolio Investment. The Fund may have indemnification obligations in connection with any such litigation. In particular, the Fund may be obligated to indemnify the Investment Manager, its affiliates, members, employees and agents, and each director and officer of the Fund.

Satisfaction of Liabilities of the Fund. It is anticipated that the assets of the Fund, including any Portfolio Investments, will be available to satisfy the liabilities and other obligations of the Fund. If the Fund becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Fund’s assets generally and not be limited to any particular assets, such as the asset representing the Portfolio Investment giving rise to the liability. This may result in the Fund disposing of assets it holds in order to satisfy liabilities arising from other assets, which could have a material adverse effect on the Fund.

Cyclical Nature of Debt Markets. From time to time the market for private equity/debt transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, sometimes in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. A general downturn in the debt markets can create a situation in which Portfolio Investments suffer rising default rates. Such rising default rates may further tighten the lending environment, leading to a cycle of default and increasing interest rates. The inability of portfolio companies to secure debt financing at reasonable interest rates may adversely affect their profitability and financial stability, and will subject such portfolio companies to increased exposure to adverse economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company.

The debt markets have, from time to time, experienced a significant lack of liquidity. This lack of liquidity creates a number of risks. There can be no assurance that the market will, in the future, become more liquid and it may well continue to be volatile for the foreseeable future. It is also possible that illiquidity in the debt markets could cause prices to decline further, which may have the result of forcing portfolio companies or other leveraged investment vehicles to sell assets to satisfy requirements under their borrowing arrangements or to meet margin calls, which could, in turn, create further downward price pressure.

Foreign Investing. Portfolio Investments may be subject to changing political environments, regulatory restrictions, and changes in government institutions and policies, any of which could adversely affect their value. The Fund does not intend to obtain political risk insurance. As a BDC, the Fund may invest up to 30% of its total assets in securities of companies which are not “Eligible Portfolio Companies.” An “Eligible Portfolio Company” must be organized under the laws of, and have its principal place of business in, the United States. (See the discussion at Item 1 under the caption “Regulation.”)  Therefore, the Fund may invest up to 30% of its total assets in non-U.S. companies. To the extent that the Fund invests in non-U.S. assets and securities, actions by the governments of foreign countries could have a significant effect on the economies of various countries, which could adversely affect market conditions, as well as prices and, if applicable, yields, and the cost and availability of leverage. Political and economic instability in any of the foreign countries in which the Fund invests could adversely affect the Fund. While the developed economies and many emerging economies have achieved relatively stable political, economic and social structures, it is possible that conditions could change materially during the lifetime of the Fund. Investments in developing economies or emerging markets may be more subject than those in developed markets to the risks of internal and external conflicts, currency devaluations, foreign ownership limitations and tax increases. Also, nationalization, expropriation or confiscatory taxation, currency blockage, market disruption, political changes, security suspensions or diplomatic developments could adversely affect investments in foreign economies, particularly emerging market countries.

Although developed countries generally recognize basic commercial relationships and rights, some still lack the extensive body of law and practice normally encountered in Western business environments. Laws and regulations in developing market countries affecting Western business and investment, particularly those involving taxation, foreign investment and trade, can change quickly and unpredictably in a more volatile manner than in the United States or other developed market economies. Additionally, attempts at judicial enforcement of existing laws, judgments or arbitral awards may encounter significant delay and difficulty, and courts may not be totally impartial in adjudicating disputes between foreigners and local persons or companies. In addition, although substantial revisions have been made to the commercial law of some of the countries in which the Fund may invest, the judicial and civil procedures often have not been modernized to nearly the same extent. As a result, not only do courts lack experience in commercial dispute resolution, but many of the procedural remedies for enforcement and protection of legal rights typically found in Western jurisdictions are less available. In particular, the bankruptcy or receivership process in countries outside the United States may be less transparent, or provide less protection to creditors, than is the case in the United States.

Because non-U.S. entities are not subject to uniform accounting, auditing, and financial reporting standards, practices and requirements comparable to those applicable to U.S. companies, there may be different types of, and lower-quality, information available about companies in foreign markets than is the case for companies in the U.S. This reduced transparency may make it more difficult to select and manage investments, and makes the valuation of the securities of companies less reliable.

Changes in any jurisdiction’s policy with regard to taxation, fiscal and monetary policies, repatriation of profits, and other economic regulations are possible, any of which may have an adverse effect on investments in such jurisdiction. Any such changes may adversely affect the value of Portfolio Investments. The economies of the foreign countries in which the Fund makes investments may differ favorably or unfavorably from the U.S. economy with regard to the rate of growth of gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments.

Restrictions on Repatriation of Capital and Profits. Some countries in which the Fund may invest control, in varying degrees, the repatriation of capital and profits that result from foreign investment. Capital markets, often opaque, continue to be highly regulated and will likely be subject to continuing government restrictions. There can be no assurance that the Fund will be permitted to repatriate capital or profits, if any, from these countries.

Euro-Related Risk. The recent global economic crisis brought several small economies in Europe to the brink of bankruptcy and many other economies into recession and weakened the banking and financial sectors of many European countries. For example, the governments of Greece, Spain, Portugal, Italy and the Republic of Ireland have all recently experienced large public budget deficits, the effects of which are still yet unknown and may slow the overall recovery of the European economies from the recent global economic crisis. In addition, due to large public deficits, some European countries may be dependent on assistance from other European governments and institutions or multilateral agencies and offices. Assistance may be dependent on a country’s implementation of reforms or reaching a certain level of performance. Failure to reach those objectives or an insufficient level of assistance could result in a deep economic downturn which could significantly affect the value of European Portfolio Investments.

The Economic and Monetary Union of the European Union (“EMU”) is comprised of the European Union members that have adopted the euro currency. By adopting the euro as its currency, a member state relinquishes control of its own monetary policies. As a result, European countries are significantly affected by fiscal and monetary controls implemented by the EMU. The euro currency may not fully reflect the strengths and weaknesses of the various economies that comprise the EMU and Europe generally.

It is possible that EMU member countries could abandon the euro and return to a national currency and/or that the euro will cease to exist as a single currency in its current form. The effects of such an abandonment or a country’s forced expulsion from the euro on that country, the rest of the EMU, and global markets are impossible to predict, but are likely to be negative. The exit of any country out of the euro would likely have an extremely destabilizing effect on all Eurozone countries and their economies and a negative effect on the global economy as a whole. In addition, under these circumstances, it may be difficult to value investments denominated in euros or in a replacement currency.

Currency Risk. A portion of the Portfolio Investments may be denominated in currencies other than the U.S. dollar. Accordingly, the value of such Portfolio Investments and the cash flow generated therefrom may decline due to fluctuations in the exchange rates between U.S. dollars and such other currencies. Because such Portfolio Investments may require the Fund to transact business in non-U.S. dollar currencies during the completion of its investment program, the Fund may be affected favorably or unfavorably by changes in currency rates and in exchange control regulations and may incur transaction costs in connection with conversions between various currencies.

Lender Liability Considerations and Equitable Subordination. In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower or the borrower’s assets resulting in creation of a duty owed to the borrower or its other creditors or interest holders. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower when the lending institution, or its assignor or predecessor in interest, is found to have engaged in unfair, inequitable or fraudulent conduct. Because of the nature of certain of the Portfolio Investments, the Fund could be subject to allegations of lender liability or to claims that such investments should be equitably subordinated.

Fraudulent Conveyance and Preference Considerations. Various federal and state laws enacted for the protection of creditors may apply to the purchase of Portfolio Investments by virtue of the Fund’s role as a creditor with respect to the borrowers under such investments or as a holder of equity interests in such borrowers. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of a borrower were to find that the borrower did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, such court could, under certain circumstances, invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, could subordinate such indebtedness to existing or future creditors of the borrower or could allow the borrower to recover amounts previously paid by the borrower to the creditor (including to the Fund) in satisfaction of such indebtedness or the proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness. In addition, in the event of the insolvency of an issuer of an investment, payments made with respect to the Portfolio Investment could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency depending on a number of factors, and such payments can be recaptured either from the initial recipient (such as the Fund) or from subsequent transferees of such payments, including limited partners.

The Investment Manager does not intend to cause the Fund to engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance, preference or equitable subordination. There can be no assurance, however, as to whether any portfolio company or lending institution or other party from which the Fund may acquire such indebtedness engaged in any such conduct (or any other conduct that would subject such indebtedness and the Fund to insolvency laws) and, if it did, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Fund.

Indebtedness consisting of obligations of non-U.S. issuers may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These insolvency considerations and the levels of protection provided will differ depending on the country in which each issuer is located or domiciled and may differ depending on whether the issuer is a non-sovereign or a sovereign entity.

Uncertainties Associated With the Bankruptcy Process. Issuers of the Portfolio Investments may file for bankruptcy. Bankruptcy proceedings generally are contested and adversarial, and unanticipated adverse developments can occur that are often beyond the control of the creditors or the debtor. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to the interests of the Fund. These include the risks that one or more classes of securities could be deemed to have priority over the Fund’s interest, undue delays or expenses in resolving the bankruptcy, use of the cash flow by the debtor during the bankruptcy process in a way that is adverse to its creditors, and the possibility that, to facilitate emergence from bankruptcy, it may be necessary to provide some level of recovery to one or more classes of securities beyond what these classes are entitled to from a strict economic standpoint. Moreover, the duration of a bankruptcy case can only be roughly estimated. In some cases the pendency of bankruptcy proceedings can adversely affect a company’s business, particularly if customers, suppliers and employees lose confidence in the company’s viability as a going concern. If a company in bankruptcy is forced to dispose of assets (particularly in a Chapter 7 liquidation proceeding), the value realized on the disposition of those assets may be less than if the assets were disposed of outside the bankruptcy context.

During the bankruptcy, an automatic stay will prevent all creditors from taking action against the debtor to collect on amounts owed to such creditors. Unless a creditor’s claim in such case is secured by assets having a value in excess of such claim, no interest will be permitted to accrue and, therefore, the creditor’s return on investment can be adversely affected by the passage of time during which the plan of reorganization of the debtor is being negotiated, approved by the creditors and confirmed by the bankruptcy court.

Notwithstanding special purpose entities created to hold assets and to structure for bankruptcy remoteness, such entities may, in certain cases, be consolidated in bankruptcy proceedings which can affect the outcome of such proceedings and the amounts ultimately received by creditors.

The administrative costs in connection with a bankruptcy proceeding are frequently high and will generally be paid out of the debtor’s estate prior to any return to creditors (other than out of assets or proceeds thereof which are subject to valid and enforceable liens and other security interests) and equity holders. In addition, certain claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Fund’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class.

Claims in bankruptcy cases are often paid at less than par and depending on the debtor’s assets and liabilities, there may be no recovery at all for some classes of creditors. The claims of secured creditors are often paid out over time. Initially, only the debtor may file and prosecute a plan of reorganization. While the U.S. bankruptcy code permits other parties-in-interest to file and prosecute a plan of reorganization after the debtors’ “exclusive period” to do so ends, bankruptcy courts often extend the debtor’s exclusive period, which effectively permits only the debtor to file or prosecute a reorganization plan. While creditors can vote on the plan of reorganization, the unanimous consent of all creditor classes is not necessarily required for the bankruptcy court to confirm the plan. Therefore, a plan can, subject to the provisions of the bankruptcy code, be “crammed down” on dissenting classes of creditors.

Some of the Portfolio Investments may be subject to bankruptcy and insolvency laws of non-U.S. jurisdictions. These laws may be substantially less favorable to creditors than or otherwise significantly different from U.S. bankruptcy and insolvency laws.

Use of Derivatives. The Fund may, but is not required to, use derivatives to seek to hedge the Fund’s exposure to changes in value of one or more Portfolio Investments, including hedging interest rate and currency risk. To the extent the Fund elects to engage in these transactions, it will incur additional costs, and there can be no assurance that any particular derivatives transaction will achieve its intended purpose or that suitable derivatives transactions will be available. Many derivative instruments are inherently leveraged, and will expose the Fund to the risks of leverage discussed elsewhere.

Unanticipated movements in markets may result in a poorer overall performance for the Fund than if the Fund had not engaged in any derivatives transaction. In addition, the degree of correlation between price movements of the instruments used in a derivatives strategy and price movements in the underlying reference instrument (e.g., securities of the Portfolio Investment being hedged) may vary. Moreover, for a variety of reasons, the Fund may not seek to establish a perfect correlation between such derivatives instruments and the underlying reference instrument. Such imperfect correlation may prevent the Fund from achieving the intended result or expose the Fund to risk of loss. Finally, the Fund may simply not anticipate the occurrence of a particular risk or may deem the probability of such occurrence too low (or the cost of hedging too high) to warrant establishing a hedging position. Engaging in derivative transactions will also expose the Fund to the risk that a counterparty will be unwilling or unable to meet its obligations, and to the risks related to the relatively untested nature of the markets for certain derivative instruments. See “Counterparty Risk” above.

Certain derivatives transactions used by the Fund, including certain interest rate swaps and certain credit default index swaps, will be required to be centrally cleared. In a cleared derivatives transaction, the Fund’s counterparty to the transaction is a central derivatives clearing organization, or clearing house, rather than a bank or broker. Since the Fund is not a member of a clearing house, and only members of a clearing house (“clearing members”) can participate directly in the clearing house, the Fund will hold cleared derivatives transactions through accounts at clearing members, who are futures commission merchants who are members of the clearing houses. The Fund will make and receive payments owed under cleared derivatives transactions (including margin payments) through the Fund’s accounts at clearing members. Such clearing members guarantee the Fund’s performance of its obligations to the clearing house. In contrast to bilateral derivatives transactions, following a period of advance notice to the Fund, clearing members can generally require termination of existing cleared derivatives transactions at any time and increase the amount of margin required to be provided by the Fund to the clearing member for any cleared derivatives transaction above the amount of margin that was required at the beginning of the transaction. Also, the Fund is subject to execution risk if it enters into a derivatives transaction that is required to be cleared (or which the Investment Manager expects to be cleared), and no clearing member is willing to clear the transaction on the Fund’s behalf. In that case, the transaction may have to be terminated, and the Fund could lose some or all of the benefit of any increase in the value of the transaction after the time of the trade and will not be able to maintain the desired transaction.

Derivatives are also subject to a number of other risks described herein such as interest rate risk, liquidity risk, management risk and the risk of mispricing or improper or subjective valuation.

Effect of Borrowings. The Investment Management Fee will be based on a percentage of the net invested capital of the Fund, including assets acquired with borrowed funds. Therefore, decisions by the Investment Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Investment Manager. The Fund’s overall borrowing limits, however, are set by the Fund Board in light of its fiduciary obligations.

Indemnification and Exculpation. The charter of the Fund authorizes it and the bylaws of the Fund (the “Bylaws”) obligate it to indemnify its directors, officers, employees and agents (including the Investment Manager), among others of the Fund to the full extent permitted by Maryland law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholders for money damages, subject to specified exceptions. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. For a more detailed discussion of such indemnification provisions, see the discussion herein at Item 12, “Indemnification of Directors and Officers.”

Selection of Disinterested Directors. A majority of the Fund’s directors are individuals who are not “interested persons” of the Fund, as that term is defined under the 1940 Act. Although the continued service of all directors will be subject to periodic election by the Fund’s shareholders, the initial selection of directors, including the disinterested directors, was made by the Investment Manager.

Although the fact that the Fund Board (a majority of whose members are disinterested) may mitigate certain conflicts, it will not necessarily prevent or mitigate all conflicts or prevent or mitigate them to the extent desired.

The foregoing list of risk factors does not purport to be a complete enumeration or explanation of the risks involved in an investment in the Fund. No assurance can be made that profits will be achieved or that substantial losses will not be incurred.

Conflicts of Interest.

Description of Small Buyout Portfolios. The Investment Manager serves as investment manager, and affiliates of the Investment Manager serve as general partner, to, inter alia, Siguler Guff Small Buyout Opportunities Fund, LP, Siguler Guff Small Buyout Opportunities Fund II, LP, Siguler Guff Small Buyout Opportunities Fund III, LP, and their parallel funds (the “SBOF Funds”). The Investment Manager and its affiliates also serve as investment manager and/or general partner to certain separate accounts with investment strategies that, in whole or in part, overlap with those of the SBOF Funds (the SBOF Funds and such separate accounts are referred to collectively as the “Small Buyout Portfolios”). The Small Buyout Portfolios invest in investment funds managed by other managers (the “Underlying Funds”) that acquire equity and equity-related investments in lower-middle market companies with characteristics similar to those of the companies to which the Fund will make loans and equity investments. The Small Buyout Portfolios also invest a specified portion of their assets directly in equity and equity-related investments in lower-middle market companies, typically as a “co-investment” made alongside an investment by an Underlying Fund, or potential Underlying Fund, into some of the same portfolio companies. Investments by the Small Buyout Portfolios into Underlying Funds are referred to as “Fund Investments” and investments by the Small Buyout Portfolios directly into lower-middle market companies are referred to as “Direct Investments”. As of December 31, 2015, the Small Buyout Portfolios had an aggregate investment capital of $2.7 billion, of which $732 million had not yet been deployed. The Investment Manager or its affiliates may manage additional entities in the future which would be considered Small Buyout Portfolios.

In general, the Small Buyout Portfolios invest in Underlying Funds as limited partners and, as such, do not have the power to direct the day-to-day management of the Underlying Funds, including selection of investments and management of portfolio companies in which the Underlying Funds invest. In many cases, however, the Small Buyout Portfolios are relatively large investors in the Underlying Funds, which give rise to limited governance rights such as seats on advisory boards. Furthermore, when the Small Buyout Portfolios are among the largest investors in an Underlying Fund, the Investment Manager may be able to influence the actions of the Underlying Fund’s general partner, because the general partner appreciates the large investment and hopes that the Small Buyout Portfolios will continue to invest in the general partner’s subsequent investment vehicles. In certain cases, the Investment Manager may obtain specific governance rights with respect to an Underlying Fund or its related entities, such as the right to veto investments proposed to be made by the general partner.

Potential Conflicts Involving the Small Buyout Portfolios. The Investment Manager expects that the majority of the Fund’s investments will be in companies in which an Underlying Fund, or a fund in which a Small Buyout Portfolio is considering investing, holds or is about to acquire a significant (and in most cases controlling) equity investment. Accordingly, the Fund will frequently acquire loans and the Partnership will acquire, in most cases, equity investments, in companies in which the Small Buyout Portfolios hold an indirect equity interest through a Fund Investment in Underlying Funds. In some cases the Small Buyout Portfolios may also own additional equity securities in a Fund portfolio company through a Direct Investment. A company in which an Underlying Fund or a Small Buyout Portfolio indirectly or directly owns securities or will own securities when the Fund completes its investment is referred to as a “Related Company”. A company in which a Small Buyout Portfolio owns securities or will own securities as a Direct Investment when the Fund completes its investment is referred to as a “Direct Related Company”.

Investment by the Fund in Related Companies can give rise to potential conflicts of interest, as described below. To the extent that the Investment Manager believes that successful investments by the Small Buyout Portfolios will create a greater economic benefit to the Investment Manager than successful investments by the Fund (or vice versa), the potential conflicts described would be aggravated, because the Investment Manager would have an economic incentive to favor one party over the other. This divergent economic benefit could occur, for example, because of different compensation arrangements between the Investment Manager and the clients in question, the relative size of the investments involved, or because the relative investment performance of the various vehicles has made it more likely that the Investment Manager or its affiliates will collect more incentive compensation from one client or the other. In addition, the restrictions on affiliated transactions described below, as well as those described under the caption “Regulation”, could prevent the Fund from making certain transactions even when the Investment Manager believes it would be beneficial for the Fund to make such an investment.

Negotiation of Terms and Conditions. Portfolio Investments will consist primarily of debt securities, and the investments in the same companies by Underlying Funds (and, if applicable, Direct Investments by Small Buyout Portfolios) will consist primarily of equity securities. The interests of debt investors differ significantly from the interests of equity investors in the same company. For example, debt investors will seek to negotiate the highest interest rate and fees possible, and negotiate restrictive covenants and events of default to protect their overriding interest in being repaid as scheduled. Equity investors, in contrast, seek the lowest possible interest rate and fees, and less restrictive covenants and events of default. In most cases, however, the general partner of the Underlying Fund, as the “lead investor”, takes primary responsibility for negotiating the terms of the portfolio company’s borrowings, and the Small Buyout Portfolios will have a limited ability to participate in such negotiations. The Investment Manager generally will have broad discretion to negotiate terms and conditions with respect to the Portfolio Investments.

Use of Proceeds. The Investment Manager anticipates that the proceeds of most loans made by the Fund will be used to finance the acquisition of a borrower by a financial sponsor, to refinance existing debt, or to expand the borrower’s business through acquisition or organic growth. The proceeds of some loans, however, may be used in whole or in part to finance distributions to the borrower’s equity investors (a “dividend recapitalization” transaction). The Investment Manager would permit the proceeds of a loan to be used for a dividend recapitalization only if the Investment Manager believes that the borrower will have the ability to service the debt notwithstanding its distribution of the loan proceeds to the equity holders. Financing a dividend recapitalization by a Related Company would benefit the Small Buyout Portfolios, as they would receive a portion of the proceeds of the dividend recapitalization.

Allocation of Equity Investment Opportunities. The Fund will frequently make its investment in a portfolio company at the same time as an equity investment in that portfolio company by the Underlying Fund (and, if applicable, a Direct Investment by a Small Buyout Portfolio). Equity investors typically seek to limit the amount of equity to be acquired by debt investors like the Fund, while the debt investors seek to maximize that amount. To the extent that the Fund secures an equity investment as part of a financing, the amount of equity available to the Small Buyout Portfolios (indirectly through its Fund Investment in the Underlying Fund and/or directly through a Direct Investment) could be reduced.

Investment at Different Levels of the Capital Structure. The Small Buyout Portfolios and the Fund may invest in a broad range of asset classes throughout the corporate capital structure, including investments in loans and debt securities, preferred equity securities and common equity securities. To the extent permitted by applicable law, the Small Buyout Portfolios and the Fund may invest in a portfolio company at a level that is the same as, senior to or subordinate to an investment in the same company made by another fund or account managed by the Investment Manager. This may give rise to actual or potential conflicts of interest, or the appearance of such conflicts of interest. In that regard, actions may be taken for the Small Buyout Portfolios that are adverse to the Fund.

For example, if the Fund were to invest in the debt of a portfolio company in which a Small Buyout Portfolio holds equity or some other interest junior to the Fund’s debt, the interests of the Fund and such Small Buyout Portfolio would be adverse. The Fund would be senior to the Small Buyout Portfolio in the capital structure of such company and, in a distress or workout scenario, the Fund could recover on its investment while the Small Buyout Portfolio may not. It is also possible that the Small Buyout Portfolios could hold securities that are senior to those owned by the Fund although, for the entities and accounts that presently comprise the Small Buyout Portfolios, this is unlikely to occur because the existing Small Buyout Portfolios concentrate on equity investments. These situations would present numerous conflicts or the appearance of conflicts, and the furtherance by the Fund or the Small Buyout Portfolio of their respective interests could cause a decline in the value of the other’s investment.

In a different example, a borrower may default under a loan from the Fund. The Fund generally would have the ability to pursue a number of remedies, including acceleration of the outstanding principal and interest, foreclosing on collateral in the case of a secured loan, and pursuing recovery against the borrower through the civil or bankruptcy courts. Borrowers may at times request that the Fund waive enforcement of a loan covenant or other provision, and the Fund may demand that the borrower compensate the Fund for the waiver through a cash payment or modification of loan terms. Under certain circumstances, the Investment Manager may conclude that restructuring a defaulted loan, or otherwise forbearing from exercising all the remedies available to the Fund as a lender, would ultimately result in a better outcome for the Fund. Such forbearance could benefit the owners of the borrower’s equity securities, which may include the Small Buyout Portfolios in the case of Related Companies.

Certain Policies. In light of these potential conflicts of interest, the Investment Manager will seek prior approval by the Fund Board (including a majority of the disinterested directors) if (a) the Fund invests in a Related Company and (b) the Investment Manager proposes that the Fund engage in any of the following transactions:

•	A loan to a Direct Related Company (other than a loan primarily intended to finance a dividend recapitalization – see below) if the Partnership is not acquiring equity securities with a value equal to at least 10% of the loan amount, or warrants with an exercise price equal to at least 10% of the loan value;

•	If, in connection with a loan to a Direct Related Company, the amount of equity available in the aggregate to the Partnership and one or more Small Buyout Portfolios is limited by the equity sponsor or borrower to less than the aggregate amount desired by the Fund and such Small Buyout Portfolios, the equity securities available to the Partnership will be limited to a maximum of: (a) 10% of the loan amount, plus (b) such additional amounts as are available after all the Small Buyout Portfolios have acquired their desired allocations of the available equity securities. This policy could result in the Partnership receiving an allocation that is less favorable than desired.

•	A loan to a Related Company if 50% or more of the loan proceeds can be used to finance a dividend recapitalization;

•	Following a default by a Related Company, forbearance from exercising one or more material available remedies;

•	Restructuring of an existing loan to a Related Company that changes the interest rate, amortization terms or maturity; or

•	Any investment into a Related Company in which the Small Buyout Portfolios (and any other persons affiliated with the Investment Manager) own in the aggregate 5% or more of the outstanding voting securities.

In addition, the Fund will not invest in a Related Company if:

•	A person who is an affiliate of the Investment Manager is a voting member of the Related Company’s board of directors;

•	The Small Buyout Portfolios (and any other persons affiliated with the Investment Manager) own in the aggregate 25% or more of the Related Company’s outstanding voting securities; or

•	The Small Buyout Portfolios (and any other persons affiliated with the Investment Manager) “control” the Related Company, as that term is defined under the 1940 Act.

In addition, when the Fund invests in a Related Company:

•	The Investment Manager will provide a detailed report to the Fund Board at each regular meeting regarding the Fund’s investments in Related Companies, including the amount and general terms of such investment, the identity of the parties that cause the company to be a Related Company, and the Related Company’s relationship with such parties, and any recent significant developments that could affect the Fund’s ability to be paid on its loan; and

•	The Investment Manager and its affiliates will seek, consistent with their duties to the Small Buyout Portfolios, to make arrangements with the Related Company and its controlling shareholders to reduce the likelihood that personnel of the Investment Manager or its affiliates will receive information that could inhibit the ability of the Fund to enforce its rights against the Related Company.

The Parallel Partnership. The Investment Manager has, with the approval of the Fund Board, established a parallel investment vehicle (the “Parallel Partnership”), which generally invests in each Portfolio Investment, pro rata in accordance with the relative capital commitments of the Partnership and the Parallel Partnership. Employees of the Investment Manager and its affiliates, and independent directors of the Fund, are permitted to invest in the Parallel Partnership. Investors in the Parallel Partnership are not charged a management fee or carried interest on their investments in the Parallel Partnership. The Parallel Partnership will bear its pro rata share of the transaction expenses for Portfolio Investments in which it invests, as well as the Fund’s expenses in connection with investigating investment opportunities that are not consummated (“broken deal” expenses). The Parallel Partnership generally invests in Portfolio Investments on substantially identical terms and conditions, and disposes of each Portfolio Investment at the same time, and on the same terms, as the Fund. However, there may be some variation between the terms upon which the Fund invests and the terms upon which the Parallel Partnership invests, such as variations due to different sizes of investments, or rights that may be exercised by only one investor. In general, if a right can be exercised by only one investor, as between the Fund and the Parallel Partnership, the right will be exercised by the Fund. All transactions by the Parallel Partnership are subject to regular review by the Fund Board.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Fund does not own or lease any real property. The Fund’s office space and equipment are provided by the Investment Manager.

ITEM 3.	LEGAL PROCEEDINGS

The Fund is not a party to any legal proceedings.

ITEM 4.	MINE SAFETY ISSUES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On September 19, 2014, the Fund sold 100,000 Shares to the Partnership in a private offering exempt from the registration requirements of the 1933 Act pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder (“Regulation D”) for an aggregate consideration of $25,000.  The Partnership is an accredited investor for purposes of Regulation D.  The Fund did not engage in any general solicitation or advertising with respect to the private placement and did not offer securities to the public in connection with such issuance and sale.

The Shares are not listed on any securities exchange, and the Fund’s investors are subject to agreements substantially restricting the transferability of their limited partnership interests in the Partnership.

There was one holder of record of the Fund’s Shares at March 29, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The Fund commenced investment operations on October 13, 2015.  The Consolidated Statement of Operations, Per Share and Consolidated Statement of Assets and Liabilities data for the fiscal year ended December 31, 2015 are derived from the Fund’s consolidated financial statements which have been audited.  This selected financial data should be read in conjunction with the Fund’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015

Consolidated Statement of Operations Data:
Total Investment Income	$102,611
Investment Management Fee	26,195
All Other Expenses	601,605
Net Investment Loss	(525,189)
Net Decrease in Net Assets Resulting from Operations	(525,189)
Per Share Data:
Net Asset Value Per Share	$64.68
Net Investment Loss Per Share (Basic and Diluted)	(5.25)
Net Decrease in Net Assets Resulting from Operations Per Share (Basic and Diluted)	(5.25)
Consolidated Statement of Assets and Liabilities Data at Period End:
Total Investments, at fair value	$6,833,511
Total Assets	6,970,130
Total Liabilities	502,228
Total Net Assets	6,467,902
Other Data:
Total Return	(21.31)%
Number of Portfolio Investments at Period End	3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market. The Fund commenced investment operations on October 13, 2015, and its portfolio as of December 31, 2015 (excluding cash and cash equivalents) consisted of 3 investments. The Fund is a non-diversified, closed end investment company that has elected to be treated as a BDC under the 1940 Act. The Investment Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible (commencing with the fiscal year ending December 31, 2017) to meet the RIC diversification requirements under Internal Revenue Code Section 851(b), although there is no assurance that the Fund will meet the RIC requirements at that time. Until the Fund meets the requirements to qualify as a RIC, it will be taxed as an ordinary corporation on its taxable income for that year, regardless whether that income is distributed to the Partnership, and all distributions out of earnings and profits will be taxable to investors as ordinary dividend income (i.e., the Fund will be subject to a double layer of tax).

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. The Partnership makes its debt investments through the Fund. The Fund primarily invests in carefully selected companies in the lower middle market. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2-15 million of EBITDA, and between $10-100 million of revenue. Investments generally take the form of mezzanine debt,“unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund makes available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described in Item 1 under the caption “Regulation.”

CRITICAL ACCOUNTING POLICIES

The Investment Manager has identified the most critical accounting estimates upon which the financial statements depend and determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments. The two critical accounting policies relate to the valuation of investments and the recognition of income and expense.

Valuation of Portfolio Investments

The Financial Accounting Standards Board (“FASB”) ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

Assets and liabilities recorded at fair value in the Fund’s consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 - Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model

Under ASC 820, the Fund performs detailed valuations of its debt investments for which quotations are not readily available on an individual basis, using bond yield, market and income approaches as appropriate. In certain instances, the Fund may use alternative methodologies, recent purchase transactions, asset liquidation, expected recovery model or other alternative approaches to estimate the fair value.

Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Under the bond yield approach, the Fund uses bond yield models to determine the present value of the future cash flow streams of its debt investments. The Fund reviews various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assesses the information in the valuation process.

Under the market approach, the Fund estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Fund derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Fund analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income or revenues. The Fund generally requires portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Under the income approach, the Fund generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The fair value of the Fund’s portfolio investments at December 31, 2015 was determined in good faith by the Directors. The Directors are ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Company’s assets measured at fair value as of December 31, 2015.

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At December 31, 2015, 100% of the Fund’s portfolio investments have been classified within Level 3.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s results of operations.

The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

Critical factors in determining the fair value of investments include payment history, collateral position, financial strength of borrower, financial performance relative to covenants, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value realized from investments may differ from management’s estimates and such differences could be material.   In addition, such differences would impact the carrying value of investments presented in the financial statements, as well as, the Fund’s change in net assets resulting from operations.

Income and Expense

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected.  The Fund stops accruing interest on investments when it is determined that interest is no longer collectible.  Any resulting discount, or closing fee received, from recording the loan or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan using the effective-yield method.

The Fund has investments in debt securities which contain payment-in-kind (“PIK”) interest provisions.  PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.  The Fund stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.

Expenses include investment management fees, organizational costs, legal fees, directors’ fees, audit and tax expenses, and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Results of Operations – For the period ended December 31, 2015

The Fund commenced operations on October 13, 2015, so the operating results are limited.  Total investment income for the period ended December 31, 2015, was $102,611, which primarily consisted of interest and income on investments held during the period.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the period ended December 31, 2015 was $3,971,285.

At December 31, 2015, all investments held by the Fund incorporated fixed interest rates.  The weighted average interest rate on outstanding loans was 12.07% for the period ended December 31, 2015.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the period ended December 31, 2015 were $627,800.   This amount consisted of investment management fees of $26,195, organizational costs of $342,763, professional fees of $145,000, directors’ fees of $98,926 and other expenses of $14,916.

The investment management fee, amounting to $26,195 for the period, is computed and paid quarterly in arrears in an amount equal to 1.75% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds, and excluding any portfolio investments held indirectly through any SBIC Subsidiary (if formed).

The professional fees were comprised of legal, audit, tax and other professional fees.  Organizational expenses were comprised of various expenses related to formation of the Fund.   Other expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment loss for the period ended December 31, 2015 was $525,189. The investment loss arose primarily because of the Fund’s relatively small base of income-producing assets during the period, versus its fixed expenses. The Fund is continuing to make investments in income-producing assets and seeking additional capital commitments from investors; if the Fund is unsuccessful, its fixed expenses will continue to have a material adverse effect on its results of operations.

There was no realized/unrealized gain or loss from investments during the period ended December 31, 2015. Net decrease in net assets resulting from operations for the period ended December 31, 2015 was $525,189.

Liquidity and Capital Resources - December 31, 2015

During the period ended December 31, 2015, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s partners’ capital commitments to the Partnership. As of December 31, 2015 the Partnership had received subscriptions for capital in the amount of $16,710,000, of which $12,201,000 had been called and received and of which $6,993,091 was contributed to the Fund.  As of December 31, 2015, $4,509,000 of capital remains uncalled by the Partnership.

At December 31, 2015, the Fund had adequate resources consisting of cash on hand and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at December 31, 2015, expects to receive approximately $887,000 in scheduled interest payments over the next year.  These amounts are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of December 31, 2015, 1.6% of the Fund’s net assets consisted of cash. The Fund invested its assets in senior subordinated notes during the period ended December 31, 2015. There were no distributions made by the Fund during the period ended December 31, 2015. The principal balance and fair value of loans in the Fund’s investment portfolio at December 31, 2015 were $6,956,033 and $6,833,511, respectively.

The financial statements include portfolio investments at fair value of $6,833,511 at December 31, 2015. The portfolio investments represent 106% of net assets at December 31, 2015 and their fair values have been determined in good faith by the Fund Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Investment Management Agreement, pursuant to which Siguler Guff Advisers has agreed to serve as our investment adviser, are equal to a percentage of the net invested capital of the Fund, including assets acquired with borrowed funds.  The Investment Management Agreement will continue in effect until June 8, 2017.  Thereafter, regardless of the dissolution of the Fund, if not terminated, the Investment Management Agreement shall continue automatically for successive periods of a year each. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party.  The Fund has also entered into a Custodian Agreement, pursuant to which Citi Private Bank has agreed to serve as the Fund’s custodian. The Fund pays the custodian such fees as have been agreed between the Fund and the custodian, as described in the Custodian Agreement that the Fund has determined are commercially reasonable in its sole discretion.

Taxation of the Fund as an Ordinary Corporation

During the period ended December 31, 2015, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, commencing with the second full fiscal year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as an ordinary corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole direct shareholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate limited partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Taxation of the Fund as a RIC

Consequences of Converting From an Ordinary Corporation to a RIC. In order to qualify as a RIC, the Fund must, at the end of the first year in which it so qualifies, have no accumulated earnings and profits from years in which it was not taxed as a RIC. To meet this requirement, the Fund must, before the end of the first year in which it qualifies as a RIC, distribute as dividends all of its accumulated earnings and profits. In addition to the foregoing, pursuant to the Treasury regulations, the Fund must either (i) recognize gain on the disposition of any asset during the subsequent recognition period (generally 10 years) (the “Recognition Period”) beginning on the first day of the first taxable year for which the Fund qualifies for pass-through status as a RIC that is held by the Fund as of the beginning of such Recognition Period, to the extent of the excess of (a) the fair market value of such asset as of the beginning of such Recognition Period over (b) the Fund’s adjusted tax basis in such asset as of the beginning of such Recognition Period (such excess, hereinafter, “built-in gain”), taxable at the highest regular corporate rates or (ii) elect to immediately recognize and pay tax on any such built-in gain with respect to any of its portfolio holdings and, as described above, distribute the earnings and profits from such deemed sales. As a RIC, the Fund generally would not be able to use any net operating loss carryforwards relating to periods prior to the first year in which the Fund qualifies as a RIC.

RIC Qualification Requirements. In order to qualify as a RIC under Subchapter M of the Code, the Fund must, among other things, (1) at all times during the taxable year, have a valid and effective election to be a BDC under Sections 6(f) and 54 of the 1940 Act; (2) derive at least 90% of its gross income for each taxable year from dividends, interest, payments with respect to securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including gains from options, futures and forward contracts) derived with respect to its business of investing in such stock, securities or currencies, and net income derived from an interest in a qualified publicly traded partnership (as defined in Section 851(h) of the Code); (3) diversify its holdings so that, at the end of each quarter of each taxable year:  (a) at least 50% of the value of the Fund’s total assets is represented by (i) cash and cash items, U.S. government securities, and securities of other RICs, and (ii) other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities), and (b) not more than 25% of the value of the Fund’s total assets is invested in (i) the securities (other than U.S. government securities and securities of other RICs) of any one issuer, (ii) the securities (other than securities of other RICs) of two or more issuers that the Fund controls (defined as 20% or more of the voting power) and that are engaged in the same, similar, or related trades or businesses, or (iii) the securities of one or more qualified publicly traded partnerships; and (4) file an election to be a RIC.

If the Fund qualifies as a RIC and properly distributes to its shareholders each taxable year an amount equal to or exceeding the sum of (1) 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest, and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses) without regard to the deduction for dividends paid and (2) 90% of the excess of its gross tax-exempt interest, if any, over certain disallowed deductions, the Fund generally will not be subject to U.S. federal income tax on any income of the fund, including “net capital gain” (the excess of net long-term capital gain over net short-term capital loss), distributed to the shareholders. However, if the Fund meets such distribution requirements and, thus, is eligible for pass-through status, but chooses to retain some portion of its investment company taxable income or net capital gain, it generally will be subject to U.S. federal income tax at regular corporate income tax rates on the amount retained. A distribution of warrants or equity investments to its shareholders will be treated as a sale by the Fund of such assets with the excess of the fair market value of those assets over their tax basis being the amount of the income or gain to the Fund arising from the distribution.

If, after initially qualifying as a RIC, the Fund fails to qualify as a RIC that is eligible for pass-through status for any taxable year, it will be treated as a U.S. corporation subject to U.S. federal income tax, thereby subjecting any income earned by the Fund to tax at the corporate level and to a further tax at the shareholder level when such income is distributed. In such a case, there may be substantial tax and other costs associated with re-qualifying as a RIC.

If the Fund qualifies as a RIC, the Fund will be subject to a nondeductible 4% excise tax (“Excise Tax”) to the extent it fails to distribute by the end of any calendar year at least 98% of its ordinary income for such calendar year and 98.2% of its capital gain net income for the one-year period ending on October 31 of such calendar year, plus certain other undistributed amounts. For these purposes, any taxable income retained by the Fund, and on which it pays federal income tax, will be treated as having been distributed.

The Fund currently intends to distribute in each year for which it qualifies as a RIC substantially all of its net investment income and capital gain net income so as not to be subject to either federal income tax or Excise Tax.

Tax Status. The Fund must meet a number of requirements, described above under the caption “Taxation” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it may accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the returns of the Fund.

When the Fund elects to convert its status from that of an ordinary, or C, corporation to that of a RIC, it must choose either to (i) pay tax whenever an asset is sold during the subsequent “conversion period” (generally, ten years) following the conversion on the amount of gain which would have been realized had the asset been sold on the conversion date, or (ii) treat the entire amount of “built-in gain” as income at the time of conversion.

Effect of Certain Investments and Investment Practices. The Fund’s activities generally may be unlike the typical activities engaged in by most investment companies that seek to qualify as RICs for federal income tax purposes. Certain aspects of these activities may at times make it more difficult for the Fund to satisfy the requirements for qualifying as a RIC than is the case for other investment companies. For example, because the Fund generally will call capital from the Partnership on an “as needed” basis and will have relatively few investments in its early period of operations, the Fund will not be holding substantial amounts of “cash and cash items” that could be counted towards the Fund’s RIC diversification requirements. As noted above, it is anticipated that the Fund will not meet the RIC requirements (and in particular the diversification requirement) until the second year of its investment operations, and there is no assurance that the Fund will meet the requirements to qualify as a RIC within that timeframe.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Fund is subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both the cost of funding and our interest income from portfolio investments. The Fund’s risk management processes and procedures are designed to identify and analyze risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors. Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.

The Fund’s business activities entail various elements of risk. The Fund considers the principal types of market risk to be interest rate risk, credit risk and valuation risk. Accordingly, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate polices and limits and to continually monitor these.

The Fund intends to manage its risk by maintaining a portfolio that is diverse by industry, size of investment, and borrowers. The Fund has limited exposure to public market price fluctuations as the Fund invests in the debt of private business enterprises. The equity investment accompanying most debt investments (which, if it becomes publicly-traded, is subject to enhanced market risk) is generally made by the Partnership.

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation. The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $268,512. The Fund had no outstanding borrowings as of December 31, 2015. Should the Fund elect to use leverage, its sensitivity to changes in interest rates and other risks would be substantially greater. The Fund intends to manage credit risk through diversification, and continually monitors the financial condition of its borrowers and reports thereon to the Fund’s Board of Directors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder of Siguler Guff Small Business Credit Opportunities Fund, Inc.:

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of portfolio investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Siguler Guff Small Business Credit Opportunities Fund, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and the results of their operations, the changes in their net assets and their cash flows for the period of October 13, 2015 (commencement of operations) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit, which included confirmation of securities at December 31, 2015 by correspondence with the custodian, provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York
March 29, 2016

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statement of Assets and Liabilities

December 31, 2015
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments (amortized cost $6,833,511)	$6,833,511
Cash and cash equivalents	102,615
Interest receivable	34,004
Total Assets	$6,970,130

Liabilities
Accrued expenses and other liabilities	$145,000
Due to Affiliate	357,228
Total Liabilities	502,228
Net Assets	$6,467,902

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding	100
Paid-in capital in excess of par	7,017,991
Accumulated undistributed net investment loss	(525,189)
Receivable from stockholder	(25,000)
Total Net Assets	$6,467,902

Net Asset Value Per Share	$64.68

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedule of Portfolio Investments
December 31, 2015

Portfolio Investment	Industry	Interest Rate	Maturity	Principal	Fair Value

Senior Subordinated Notes (106%) (1)/(2)
United States
La Tavola, LLC	Commercial Retail	11.00%	06/01/2021	$2,481,600	$2,440,650
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$1,987,456	1,948,151
Trachte, LLC	Manufacturing	11.00%	04/13/2021	$2,486,977	2,444,710
Total United States					$6,833,511
Total Senior Subordinated Notes (106%)					$6,833,511

Total Portfolio Investments (Cost $6,833,511)					$6,833,511

Notes:
(1)	The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; “Affiliate Investments” are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.
(2)	The Portfolio Investments have a stated PIK rate up to 1.00%.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statement of Operations

For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Investment income
Non-Controlled, Non-Affiliated Investments:
Interest income	$97,234
PIK interest income	5,377
Total Investment Income	102,611

Expenses
Investment Management Fee	26,195
Organizational costs	342,763
Professional fees	145,000
Directors fees	98,926
Other general and administrative	14,916
Total Expenses	627,800
Net Investment Loss	(525,189)
Net Decrease in Net Assets Resulting from Operations	$(525,189)

Net Investment Loss and Net Decrease in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$(5.25)
Weighted average shares outstanding	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statement of Changes in Net Assets

For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015

Net Decrease in Net Assets Resulting from Operations
Net investment loss	$(525,189)
Net Decrease in Net Assets Resulting from Operations	(525,189)

Capital Stock Transactions (see Note 4)
Issuance of common stock	25,000
Contributions from stockholder	6,993,091
Receivable from stockholder	(25,000)
Net Increase in Net Assets From Capital Stock Transactions	6,993,091

Total Increase in Net Assets
Net assets at beginning of period	-
Net assets at end of period	$6,467,902

Capital Share Activity
Shares issued	100,000
Net Increase in Shares Outstanding	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statement of Cash Flows

For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Cash Flows From Operating Activities
Net Decrease in Net Assets Resulting from Operations	$(525,189)
Adjustments to reconcile Net Decrease in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchases of Portfolio Investments	(6,824,051)
PIK interest income	(5,377)
Accretion of discount on notes	(4,083)
Increase in interest receivable	(34,004)
Increase in accrued expenses and other liabilities	145,000
Increase in due to Affiliate	357,228
Net Cash Used in Operating Activities	(6,890,476)

Cash Flows From Financing Activities
Contributions from stockholder	6,993,091
Net Cash Provided by Financing Activities	6,993,091
Net Increase in Cash and cash equivalents	102,615

Cash and cash equivalents
Beginning of period	-
End of period	$102,615

Supplemental cash flow information
Payment-in-Kind interest, accrued during the period	$5,377
Receivable from stockholder for issuance of common stock	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

1.	Business and Organization

Siguler Guff Small Business Credit Opportunities Fund, Inc. (“SBCOF” or the “Company”), was incorporated in Maryland on July 7, 2014 as a non-diversified, closed-end management investment company and elected status as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on July 1, 2015.  Siguler Guff Advisers, LLC (the “Investment Manager”) serves as the Company’s Investment Manager.  The Investment Manager is an investment adviser registered with the U.S. Securities and Exchange Commission, pursuant to the 1940 Act.  One hundred percent of the stock of the Company is held by Siguler Guff Small Business Credit Opportunities Fund, LP (the “Partnership”).  Prior to commencing its operations on October 13, 2015, the Company had no operations other than the issuance to the Partnership of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2014.

The Company’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments.  There can be no assurance that the Company will attain its investment objective.  The Company will typically invest in U.S. companies in the lower middle market segment. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2-15 million of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and between $10-100 million of revenue.  Investments take the form of mezzanine debt as well as some “unitranche” loans with a first lien on a company’s assets, as well as second lien loans.  The Partnership generally will seek to purchase equity securities alongside the Company’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the Company’s total investment.  The Company also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock.

The Company jointly co-invests in investments alongside the Partnership and Siguler Guff SBCOF Parallel Fund, LP (the “Parallel Partnership”) and may co-invest with other investment funds managed by or otherwise affiliated with the Investment Manager (collectively, the “Affiliated Funds”).  The Company and the Affiliated Funds generally invest pro-rata and pari passu with each other in investments, except when tax, regulatory or investment restrictions prevent the Company or the Affiliated Funds from investing.  The General Partner of the Partnership and Parallel Partnership is an Affiliate of the Investment Manager.

The Company is subject to certain investment guidelines and restrictions as set forth in its registration statement filed with the U.S. Securities and Exchange Commission on Form 10.

2.	Summary of Significant Accounting Policies

Basis of Accounting
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and such differences could be material.  The most significant estimates inherent in the preparation of the Company’s consolidated financial statements are the valuation of investments and revenue recognition.

The Company is an investment company and follows the accounting and reporting guidance as prescribed by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

The financial statements include portfolio investments at fair value of $6,833,511 at December 31, 2015. The portfolio investments represent 106% of net assets at December 31, 2015 and their fair values have been determined in good faith by the Company’s Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Consolidation
The Company has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for U.S. federal income tax purposes, which hold certain portfolio investments of the Company.  These subsidiaries are consolidated with the Company for accounting purposes, and the portfolio investments held by the subsidiaries are included in the Company’s consolidated financial statements as investments.  All significant intercompany balances and transactions have been eliminated.  The investments held through the subsidiaries are reflected in the Consolidated Schedule of Portfolio Investments in addition to any investments the Company holds directly.  As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company.  Accordingly, the Company consolidated the results of certain of its wholly-owned subsidiaries in its financial statements.

Valuation of Portfolio Investments
The Financial Accounting Standards Board (“FASB”) ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

Assets and liabilities recorded at fair value in the Company’s consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 - Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•	Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

Under ASC 820, the Company performs detailed valuations of its debt investments for which quotations are not readily available on an individual basis, using bond yield, market and income approaches as appropriate. In certain instances, the Company may use alternative methodologies, including recent purchase transactions, asset liquidation, expected recovery model or other alternative approaches to estimate the fair value.

Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flow streams of its debt investments. The Company reviews various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assesses the information in the valuation process.

Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income or revenues. The Company generally requires portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The fair value of the Company’s portfolio investments at December 31, 2015 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following table summarizes the level of the Company’s assets measured at fair value as of December 31, 2015.

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At December 31, 2015, 100% of the Company’s portfolio investments have been classified within Level 3.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations.  The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

			Unobservable Input
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

Senior Subordinated Notes

Beginning Balance, October 13, 2015	$-
Purchases	6,824,051
Accretion/PIK	9,460
Ending Balance, December 31, 2015	$6,833,511

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 portfolio investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the period ended December 31, 2015, the Company has a net change in unrealized gain of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

Investments
Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.  Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses on the disposition of investments are calculated using the specific identification method.

Cash and Cash Equivalents
Cash and cash equivalents consists of cash held at a bank and highly liquid instruments with a maturity of three months or less when purchased, such as overnight deposits which are held by the Company at one United States financial institution.  During the period, the balances held at the financial institution may at times exceed federally insured limits.

Income and Expense
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected.  The Company stops accruing interest on investments when it is determined that interest is no longer collectible.  Any resulting discount, or closing fee received, from recording the loan or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan using the effective-yield method.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

The Company has investments in debt securities which contain payment-in-kind (“PIK”) interest provisions.  PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as interest income.  The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.

Expenses include investment management fees, organizational costs, legal fees, directors’ fees, audit and tax service expenses, and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Income Taxes
During the period ended December 31, 2015, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, commencing with the second year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the BDC meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  As of December 31, 2015, the Company recorded a valuation allowance against its total deferred tax assets as the Company does not expect to realize the benefits from these assets prior to when the Company qualifies as a RIC for federal income tax purposes. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Deferred Tax Assets:
Accrued Professional Fees	$56,410
Organizational Expenses	129,999
Federal Net Operating Loss	15,603
State Net Operating Less	2,250
Total Deferred Tax Assets	$204,262
Deferred Tax Liabilities:
Interest Income	1,071
Total Deferred Tax Liabilities	1,071
Valuation Allowance	(203,191)
Net Deferred Income Taxes	$0

At December 31, 2015, the Company had federal net operating loss carryforwards of $45,890 to offset future federal taxable income, to the extent provided by U.S. federal income tax law.  The Company had state net operating loss carryforwards of $41,777 to offset future state taxable income, to the extent provided by state income tax law. Of the federal net operating loss carryforward, $45,890 will expire on December 31, 2035. Of the state net operating loss carryforward $41,777 will expire on December 31, 2035.

The Company records uncertain tax positions in accordance with FASB ASC 740 Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company and therefore no provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the year ended December 31, 2015 or accrued for as of December 31, 2015.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At December 31, 2015, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

Recent Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update (ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis). The new guidance modifies the consolidation analysis for limited partnerships and similar type entities as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

3.	Portfolio Investments

As of December 31, 2015, the Company held debt investments in three companies.  The terms and conditions of those investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of portfolio investments for the period ended December 31, 2015 totaled $6,824,051.  There were no sales, repayments or other exits of investments during the period ended December 31, 2015.

At December 31, 2015, the cost of portfolio investments for federal income tax purposes was $6,833,511. There was no net unrealized appreciation of portfolio investments for federal income tax purposes.

The Company’s investment holdings are illiquid and subject to redemption/resale restrictions in accordance with their respective agreements.

The Company’s investments are subject to general economic, political and market risk.  These factors may affect the level and volatility of prices and the liquidity of Portfolio Investments, which could adversely affect the Company’s profitability or result in losses.

In addition, the Company is subject to credit risk (the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument), interest rate risk (the risks associated with market changes in interest rates), illiquidity risk/risks of investing in smaller and lower middle market size companies (the risk that the Portfolio Investment will decline sharply after its purchase, whether because of adverse developments affecting that security or a general withdrawal of capital from the small and lower middle market) and concentration/lack of diversification risk (various factors, including prevailing market conditions, available investment opportunities, regulatory constraints, constraints imposed by certain portfolio companies, and the timing of investments, may prevent the Investment Manager from diversifying the Company’s portfolio or may result in the Company’s portfolio not being as diversified as the Investment Manager may otherwise prefer).

Lastly, the Company is subject to subordination of interest risk.  Portfolio Investments may be in subordinated loans, structurally subordinated loans, mezzanine loans and other structured investments and preferred equity interests or equity interests of an issuer.  These Portfolio Investments will be subordinated to the senior obligations of the property or issuer, either contractually, structurally or inherently due to the nature of the securities.  Greater credit risks are usually attached to these subordinated investments than to investments in senior obligations.  In addition, these securities may not be protected by financial or other covenants, such as limitations upon additional indebtedness, typically protecting the senior debt, and may have limited liquidity.

The Company’s risk of loss related to any one investment is generally limited to its aggregate investment in such investment.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

4.	Capital Stock

During the period ending December 31, 2015, the Company was owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital (“LP Contributions”) of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $16,710,000.  Total contributed capital to the Partnership through December 31, 2015 was $12,201,000, of which $6,993,091 was contributed to the Company.  The Partnership intends to seek additional capital commitments from investors; if the Partnership is unsuccessful, fixed expenses will continue to have a material adverse effect on the Company’s results of operations.

Two Limited Partners of the Partnership have Committed Equity Capital in excess of ten percent of the total Committed Equity Capital of the Partnership, which cumulatively represent approximately 90% of the total Committed Equity Capital of the Partnership.  The concentration of these partners’ Committed Equity Capital could have a material effect on the Partnership and the Company in the event of default or other actions by these partners.

As of December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  The following table summarizes the total shares issued of the Company’s common stock for the period ended December 31, 2015.

	Shares	Dollars
Shares Issued	100,000	$25,000
Shares Redeemed	-	-
Net Increase	100,000	$25,000

5.	Distributions

Prior to qualifying as a RIC, distributions are not expected to be made from the Company.   Any distributions made will be at the sole discretion of the Directors.

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the period ended December 31, 2015, the Independent Directors received compensation from the Company aggregating to $98,926.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 to the Partnership, and Affiliates of the General Partner have committed $200,000 and $10,475,000 to the Partnership and Parallel Partnership, respectively.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

Due to Affiliate represents amounts owed to the Investment Manager in connection with expenses paid on behalf of the Company.

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  The Investment Management Fee is paid by the Company quarterly in arrears in an amount equal to 1.75% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. Invested Capital shall include the cost basis of any portfolio investments held indirectly through any wholly-owned subsidiary of the Company (if one is formed) that has obtained a license as a Small Business Investment Company from the U.S. Small Business Administration (a “SBIC Subsidiary”).

The General Partner of the Partnership and Parallel Partnership also receives from the Partnership a share of any profits derived from the investments held by the Partnership and Parallel Partnership, including those of the Company.

8.	Contingencies

In the normal course of business the Company enters into contracts that contain a variety of representations and warranties which provide general indemnifications.  The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred.  However, based on experience, the Investment Manager expects the risk of loss to be remote.

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the period ended December 31, 2015.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015

Total Return[1]	(21.31)%

Per Share Amounts:
Net Asset Value, Beginning of Period	$0.00
Net Decrease in Net Assets Resulting from Operations	(5.25)
Issuance of common stock	0.25
Receivable from stockholder	(0.25)
Contributions from stockholder	69.93
Net Asset Value, End of Period	$64.68

Net Assets, end of period	$6,467,902

Ratios / Supplemental Data[2]:
Ratio of net investment loss to average net assets	(22.97)%
Ratio of total expenses to average net assets	26.12%

Common Shares Outstanding, end of period	100,000
Portfolio Turnover Rate	0.00%

1Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company’s capital over the period ended December 31, 2015, and adjusted for stockholder contributions and distributions during the period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 6,467,902% (not annualized).  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the period by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

2Ratios have been annualized, except for organizational costs, professional fees and Directors fees.

10.	Subsequent Events

From January 1, 2016 through March 29, 2016, the Partnership contributed an additional $3,069,703 to the Company bringing the total contributed capital from the Partnership to $10,087,794.

On January 5, 2016, the Company purchased $3,132,000 of senior subordinated notes in Rudy’s Food Products, Inc., a manufacturer of tortillas and tortilla chip products for restaurants, foodservice distributors and co-pack customers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The directors of the Fund are:

Name	Age	Position(s) with the Fund	Director Since	Principal Occupation(s) During Past 5 Years and Other Directorships in Publicly Held Companies
Independent Directors
Mona Aboelnaga Kanaan	48	Director; Member of Audit and Nominating and Corporate Governance Committees	2015
Managing Member, K6 Investments (11/2011 – Present)
Managing Member, YOLA COLON LLC (1/2013 – Present)
Member & Co-Owner, SheerStyle, LLC (1/2016 – Present)
Trustee, The Chapin School (5/2011 – Present)
Chairperson & Director, Arab Bankers Association of North America (1/2010 – Present)
President & CEO, Proctor Investment Managers LLC (1/2006 – 11/2013)
Director, Peridiem Global Investors (11/2013 – 3/2015)

Julian Markby	64	Director; Chairman of Audit Committee; Member of Nominating and Corporate Governance Committee	2015
Director, Momentive Performance Materials (5/2013 – Present)
Director, Thiele Kaolin Company (4/2011 – Present)
Voting Proxy & Board Observer, Ligado Networks (12/2015 – Present)
Chairman, SP Fiber Holdings, Inc. (9/2012 – 10/2015)
Director, Altegrity, Inc. (11/2014 – 9/2015)
Director, NewPage Corporation (1/2011 – 12/2012)

Gregory J. Ricca	67	Director; Member of Audit Committee; Chairman of Nominating and Corporate Governance Committee	2015	Retired in 2010 as President & CEO of Discovery Networks International
Non-Independent Directors
George W. Siguler(1)	68	Chairman of the Board of Directors	2015	Managing Director, Founding Partner and Chief Investment Officer, Siguler Guff
Kevin Kester(1)	48	Director	2015	Managing Director, Siguler Guff
(1)	Because of Messrs. Siguler’s and Kester’s positions with the Investment Manager, they are “interested persons” of the Fund.

Each director serves until the next annual meeting of shareholders and until his or her successors are duly elected and qualified. The Fund is not required under Maryland law to hold annual meetings of shareholders unless less than a majority of the directors shall have been elected to office by a vote of a majority of the Shares.

Certain Governance Matters

The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Compliance Officer of the Fund, Dan Whitcomb, who may be reached at compliance@sigulerguff.com and 212-332-5100.

The directors of the Fund that are not “interested persons” of the Fund, as defined under the Investment Company Act of 1940 (the “Independent Directors”), constitute its Audit Committee. The Audit Committee reviews the scope and results of the Fund’s annual audit with the Fund’s independent registered public accounting firm and recommends the engagement of the independent registered public accounting firm. The Audit Committee Charter requires that the Fund Board determines whether one or more members of the Audit Committee will be a designated “financial expert” as defined in rules adopted by the Securities and Exchange Commission. The Fund Board has designated Mr. Markby, an independent director and Chairman of the Audit Committee, as an audit committee financial expert.

Section 16(a) Beneficial Ownership

All of the Fund’s officers and directors, as well as persons and entities that beneficially owned more than 10% of the Fund’s Shares, were required to file a Form 3 (Initial statement of beneficial ownership of securities) on October 23, 2015. The Investment Manager had advised all these persons and entities that it would take responsibility for preparing these forms and causing them to be filed in a timely fashion. Due to miscommunications within the Investment Manager and with the Investment Manager’s outside counsel, all of these forms were filed in January 2016. The table below identifies each person who, to the knowledge of the Fund, failed to file a Form 3 on a timely basis. The Form 3 was, to the knowledge of the Fund, the only report under Section 16 of the Securities Exchange Act of 1934 that any such persons were required to file during the preceding fiscal year.

Reporting Persons	Capacity in Which Filing Was Made

Siguler Guff Small Buyout Credit Opportunities Fund, LP; Siguler Guff SBCOF GP, LLC; Siguler Guff Capital, LP; George W. Siguler, Drew J. Guff and Donald P. Spencer; Carpenters’ Pension Trust Fund of St. Louis; Butler Conservation Fund
Greater than 10% owners

Mona Aboelnaga Kanaan; Kevin Kester; Julian Markby; Gregory Ricca; George W. Siguler	Directors

Christopher Barbier; Kenneth Burns; Mark Denomme; Sean Greene; Jun Isoda; Sandip Kakar; Michael Ruggeri; Donald Spencer	Officers

Executive Officers

The following are the executive officers of the Fund, and the two investment professionals with primary responsibility, together with Mr. Greene, for the management of the Fund’s portfolio.

Name	Age	Position with the Fund	Principal Occupation(s) During Past 5 Years and Other Directorships in Publicly Held Companies
Sean Greene	50	President
Managing Director, Siguler Guff (9/2013 – Present)
Entrepreneur in Residence, Revolution/Case Foundation (4/2013 – 6/2014)
Associate Administrator for Investment & Special Advisor for Innovation, U.S. Small Business Administration (10/2009 – 3/2013)

Michael Ruggeri	46	Chief Financial Officer	Managing Director & Chief Financial Officer, Siguler Guff (1/2014 – Present) Partner, PricewaterhouseCoopers LLP (8/1993 – 12/2013)
Sandip Kakar	45	Secretary	Managing Director & Managing Counsel, Siguler Guff (4/2012 – Present) Senior Associate, Clifford Chance US LLP (12/2006 – 7/2012)
Ken Burns	52	Assistant Vice President	Managing Director, Partner & Chief Operating Officer, Siguler Guff (3/2000 – Present)
Donald P. Spencer	60	Assistant Vice President	Managing Director, Founding Partner & Senior Counsel, Siguler Guff (1995 – Present)
Mark S. Denomme	49	Investment Professional of the Investment Manager	Managing Director, Siguler Guff (4/2014 – Present) Managing Director, Newstar Financial (5/2012 – 4/2014) Managing Director, Hercules Technology Growth Capital (10/2006 – 5/2012)
Christopher M. Barbier	36	Investment Professional of the Investment Manager	Vice President, Siguler Guff (2/2014 – Present) Vice President, Hartford Investment Management Co. (7/2010 – 4/2013)

ITEM 11	EXECUTIVE COMPENSATION

Executive officers of the Fund do not receive any compensation for their services to the Fund. Accordingly, the Fund does not have a standing compensation committee that determines the compensation of executive officers.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 29, 2016, there were 100,000 Shares issued and outstanding, all owned by the Fund’s sole direct shareholder, the Partnership.

Under the Partnership’s Agreement of Limited Partnership (as amended and/or restated from time to time), the Partnership may take no action as shareholder of the Fund without first soliciting and/or taking instructions from the Partnership’s limited partners, to the same extent as if such limited partners were shareholders of the Fund, with ownership interests therein identical to their respective ownership of limited partnership interests in the Partnership. Accordingly, for purposes of the tables below, the respective ownership of limited partnership interests by the limited partners of the Partnership is addressed as if such limited partner owned an identical pro rata interest in the outstanding shares of the Fund.

Title of Class	Name and Address	Amount of Ownership	Percent of Class	Relationship of Reporting Person
Common Stock	Siguler Guff Small Business Credit Opportunity Fund, LP 825 Third Avenue, 10th Floor New York, NY 10022	100,000	100%	5% Owner
Common Stock	Siguler Guff SBCOF GP, LLC 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (1)	100%	5% Owner
Common Stock	Siguler Guff Capital, LP 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (1)	100%	5% Owner
Common Stock	George W. Siguler 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner and Director
Common Stock	Andrew Guff 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner
Common Stock	Donald Spencer 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner
Common Stock	Carpenters’ Pension Trust Fund of St. Louis 1401 Hampton Avenue St. Louis, MO 63139	59,840 (3)	59.84%	5% Owner
Common Stock	Butler Conservation Fund, Inc. 60 Cuttermill Road, Suite 212 Great Neck, NY 11021	29,920 (3)	29.92%	5% Owner

None	Mona Aboelnaga Kanaan 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Julian Markby 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Greg Ricca 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Kevin Kester 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
Common Stock	Sean Greene 825 Third Avenue, 10th Floor New York, NY 10022	1,197 (3)	1.1%	Officer - President
None	Kenneth Burns 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer
None	Mark Denomme 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer
None	Chris Barbier 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer
None	Sandip Kakar 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer - CLO and Secretary
None	Michael Ruggeri 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer - CFO
None	Jun Isoda 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer - Principal Accounting

(1)	The shares of Common Stock that are directly beneficially owned by Siguler Guff Small Business Credit Opportunities Fund, LP may be deemed to be indirectly beneficially owned by Siguler Guff SBCOF GP, LLC, as its general partner, Siguler Guff Capital, LP, as the managing member of Siguler Guff SBCOF GP, LLC.

(2)	The shares of Common Stock that are directly beneficially owned by Siguler Guff Small Business Credit Opportunities Fund, LP may be deemed to be indirectly beneficially owned by Donald Spencer, Andrew Guff and George W. Siguler, as the control persons of Siguler Guff Capital, LP. Messrs. Spencer, Guff and Siguler may be deemed to have voting and investment control over the shares of Common Stock held by Siguler Guff Small Business Credit Opportunities Fund, LP, however each of them disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	The Carpenters’ Pension Trust Fund of St. Louis, Butler Conservation Fund, Inc. and Sean Greene indirectly beneficially own shares of Common Stock by virtue of their ownership of interests in Siguler Guff Small Business Credit Opportunities Fund, LP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons.

See “Conflicts of Interest” within Item 1A.

Review and Approval or Ratification of Transactions with Related Persons

The Fund Board has adopted a policy that any transaction with a “related person” that would require disclosure under Item 404 of Regulation S-K must be approved by a majority of the Fund’s directors who have no interest in the transaction, and a majority of the Fund’s disinterested directors, taking into account, among such other factors as the directors deem appropriate, whether the transaction is on terms no less favorable than terms generally available to an unrelated party under the same or similar circumstances, and the extent of the related person’s interest in the transaction.

Indebtedness of Management

None.

Transactions With Promoters

The Investment Manager may be deemed a promoter of the Fund. The Fund is a party to an Investment Management Agreement with the Investment Manager pursuant to which the Investment Manager will, subject to the investment policies and guidelines established by the Fund Board, identify, evaluate, structure and close the investments to be made by the Fund, arrange debt financing for the Fund, provide portfolio management and servicing of loans held in the Fund’s portfolio, and administer the Fund’s day-to-day affairs.

The Fund pays all of its operating expenses except those specifically required to be borne by the Investment Manager, including: (i) costs related to the organization of the Fund and the offer and placement of its shares, including legal and accounting fees; (ii) costs related to the acquisition, ownership and sale of Fund investments (including hedging and derivative transactions), including brokerage commissions, transaction taxes and due diligence, travel, investment banking, legal, accounting, custodian and research expenses, including all such costs with respect to transactions that are not consummated to the extent that such costs are not reimbursed by entities in which the Fund invests or proposes to invest; (iii) transfer, registration and similar expenses incurred by the Fund; (iv) expenses allocable to the Fund as a partner or investor in Fund investments; (v) legal fees and expenses incurred in connection with the review and negotiation of the terms and conditions of Fund investments; (vi) SEC fees and expenses, including the expenses of compliance with SEC rules and regulations, and any fees and expenses of state securities regulatory authorities; (vii) costs of proxy solicitations; (viii) costs of meetings of shareholders and the Fund Board; (ix) charges and expenses of the Fund’s custodian, transfer and dividend disbursing agents; (x) compensation and expenses of the Fund’s directors who are not interested persons of the Fund, the Investment Manager or the placement agent, and of any of the Fund’s officers who are not interested persons of the Investment Manager, and expenses of directors in attending Fund Board or shareholder meetings; (xi) costs of any certificates representing the shares of capital stock of the Fund; (xii) fees and expenses of consultants, contractors, experts or custodians retained by the Fund; (xiii) auditing and tax preparation expenses; (xiv) interest expenses; (xv) costs of indemnification arrangements to which the Fund is a party and premiums for liability insurance; (xvi) all extraordinary expenses, such as litigation and indemnification costs and expenses, judgments and settlements; (xvii) the Investment Management Fee (as defined below); (xviii) any taxes levied upon the Fund; (xix) costs of preparing, printing and distributing reports to shareholders; (xx) costs of stationery and supplies; (xxi) the costs of membership by the Fund in any trade organizations; and (xxii) costs of any service providers engaged by the Fund.

The expenses to be borne by the Investment Manager are limited to the following:  (i) compensation and expenses of the Investment Manager’s officers, directors and employees that relate to the services provided to the Fund and other normal and routine administrative expenses that relate to the services provided to the Fund; provided, however, that the Investment Manager shall not be required to pay (and if paid by the Investment Manager, the Investment Manager shall be reimbursed by the Fund for payments of) any fees or expense required to be borne by the Fund pursuant to the preceding paragraph; (ii) the cost of adequate office space for the Fund and all necessary office equipment and services, including telephone service, heat, utilities and similar items; and (iii) the cost of providing the Fund with such corporate, administrative and clerical personnel (including officers and directors of the Fund who are interested persons of the Investment Manager and are acting in their respective capacities as officers and directors) as the Fund Board of directors reasonably deems necessary or advisable to perform the services required to be performed by the Investment Manager under the Investment Management Agreement.

As compensation for its services to the Fund, the Investment Manager receives an Investment Management Fee from the Fund. The Investment Management Fee is paid by the Fund and computed and paid quarterly in arrears in an amount equal to 1.75% per annum of the Fund’s Invested Capital (as defined below), as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds, including any portfolio investments held indirectly through any SBIC Subsidiary (if formed).

One hundred percent (100%) of all directors’ fees, consulting and monitoring fees, advisory board or investment committee fees, commitment fees, break-up fees and advisory fees received by the Investment Manager or its affiliates in respect of the Fund’s portfolio investments other than any investments held through any SBIC Subsidiary (if formed) shall be applied to reduce subsequent payments of the Investment Management Fee by the Fund.

Under the Investment Management Agreement, the Investment Manager will not be liable for any error in judgment or mistake of law or for any loss suffered by the Fund in connection with the Investment Management Agreement, except a loss resulting from willful misfeasance, bad faith or gross negligence on the part of the Investment Manager in the performance of its duties or from reckless disregard of its duties and obligations under the Investment Management Agreement. The Investment Management Agreement will continue in effect for a period longer than two years from its date of execution only if such continuation is approved at least annually by the Fund Board or a majority of outstanding voting securities of the Fund, and by a majority of the directors who are not parties to the Investment Management Agreement or interested persons of such parties. The Investment Management Agreement is terminable by vote of the Fund Board or by the holders of a majority of the Interests, at any time without penalty, on 60 days’ written notice to the Investment Manager. The Investment Management Agreement may also be terminated by the Investment Manager on 60 days’ written notice to the Fund, and will terminate automatically upon its assignment.

Director Independence

Three of the five directors of the Fund are not “interested persons” of the Fund, as defined under the 1940 Act.  Those three directors are Mona Aboelnaga Kanaan, Julian Markby and Gregory J. Ricca.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm. Effective June 2015, PricewaterhouseCoopers LLP (together with its affiliates, referred to as “PWC”) was appointed as the Fund’s independent registered public accounting firm. The Audit Committee has considered the independence of PWC, and has concluded that the provision of non-audit services by PWC is compatible with maintaining auditor independence. The Fund Board intends to engage only independent auditors in keeping with the qualifications of accountants under Regulation S-X.

In its meeting of December 7, 2015, the audit committee of the Fund (the “Audit Committee”), which consists of all of the independent directors, after considering a report from the Chief Financial Officer of the Fund determined to pre-approve the engagement of PWC to perform services that had not yet been identified up to a limit of $75,000 and to authorize the Chair of the Audit Committee to approve any additional engagement beyond the $75,000 limit.

The following is a summary of the aggregate fees payable by the Fund to PWC for the fiscal year ended December 31, 2015. Because the Fund commenced operations in 2015, PWC did not provide any services to the Fund for the fiscal year ended December 31, 2014.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of our financial statements and services that are normally provided by PWC in connection with statutory and regulatory filings. Audit fees accrued during the fiscal year ended December 31, 2015 were $125,000.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. There were $20,000 in tax services and fees accrued during the fiscal year ended December 31, 2015 which represented work related to preparation of tax returns, the Fund’s RIC qualification, excise tax distribution requirements, form extensions, etc.

All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal year ended December 31, 2015.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Assets and Liabilities as of December 31, 2015
Consolidated Schedule of Portfolio Investments as of December 31, 2015
Consolidated Statement of Operations for the period October 13, 2015 through December 31, 2015
Consolidated Statement of Changes in Net Assets for the period October 13, 2015 through December 31, 2015
Consolidated Statement of Cash Flows for the period October 13, 2015 through December 31, 2015
Notes to Consolidated Financial Statements
No schedules are required because the required information is included in the financial statements and the notes thereto.
(b)	Exhibits

See Exhibit Index following signature page in this Form 10-K, which Exhibit Index is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.
(Registrant)

By:	/s/ Sean Greene	By:	/s/ Michael Ruggeri	By:	/s/ Jun Isoda
	Sean Greene		Michael Ruggeri		Jun Isoda
	President		Chief Financial Officer		Principal Accounting Officer
	Date: March 29, 2016		Date: March 29, 2016		Date: March 29, 2016

Name	Title	Date
By: /s/ Mona Aboelnaga Kanaan Mona Aboelnaga Kanaan	Director	March 29, 2016
By: /s/ Kevin Kester Kevin Kester	Director	March 29, 2016
By: /s/ Julian Markby Julian Markby	Director	March 29, 2016
By: /s/ Gregory J. Ricca Gregory J. Ricca	Director	March 29, 2016
By: /s/ George W. Siguler George W. Siguler	Chairman of the Board and Director	March 29, 2016

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.
EXHIBIT INDEX
TO
FORM 10-K
For the period ended December 31, 2015

Exhibit	Description

3(i)
Articles of Incorporation of the Fund filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

4.1	Stock Purchase Agreement between the Fund and the Partnership, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

10.1	Form of Custodian Agreement with Citi Private Bank, filed herewith.

10.2	Form of Investment Management Agreement between the Fund and the Investment Manager, filed herewith.

31.1	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.