Form 10-Q
period 2016-03-31
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2016-05-13
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.
(Exact name of registrant as specified in its charter)

Commission File Number: 814-01157

Maryland	47-1290650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, 10th Floor, New York, NY 10022
(Address of principal executive offices) (Zip code)

(212) 332-5100
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2016, there were 100,000 shares of the registrant’s common stock outstanding.

TAB LE OF CONTENTS

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
●	uncertainty surrounding the strength of the U.S. economic recovery;
●	our business prospects and the prospects of our portfolio companies;
●	the impact of investments that we expect to make;
●	the impact of increased competition;
●	our contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the ability of our prospective portfolio companies to achieve their objectives;
●	the relative and absolute performance of our investment adviser;
●	our expected financings and investments;
●	the use of borrowed money to finance a portion of our investments;
●	our ability to make distributions;

●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the impact of future acquisitions and divestitures;
●	the effect of changes in tax laws and regulations and interpretations thereof;
●	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
●	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;
●	general price and volume fluctuations in the stock market;
●	the ability of the Investment Manager to attract and retain highly talented professionals; and
●	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit
Opportunities Fund, Inc.
Financial Statements
March 31, 2016

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments (amortized cost, March 31, 2016: $9,928,461; December 31, 2015: $6,833,511)	$9,928,461	$6,833,511
Cash and cash equivalents	158,801	102,615
Interest receivable	43,713	34,004
Net deferred tax asset	70,300	-
Total Assets	$10,201,275	$6,970,130

Liabilities
Accrued expenses and other liabilities	$181,250	$145,000
Due to Affiliate	230,979	357,228
Taxes payable	40,031	-
Total Liabilities	452,260	502,228
Net Assets	$9,749,015	$6,467,902

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at March 31, 2016 and December 31, 2015	100	100
Paid-in capital in excess of par	10,087,694	7,017,991
Accumulated undistributed net investment loss	(338,779)	(525,189)
Receivable from stockholder	-	(25,000)
Total Net Assets	$9,749,015	$6,467,902

Net Asset Value Per Share	$97.49	$64.68

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
March 31, 2016

Portfolio Investment	Industry	Interest Rate	Maturity	Principal	Fair Value

Senior Subordinated Notes (102%) (1)/(2)
United States
La Tavola, LLC	Commercial Retail	11.00%	06/01/2021	$2,481,600	$2,448,240
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$1,987,456	1,949,227
Trachte, LLC	Manufacturing	11.00%	04/13/2021	$2,493,194	2,452,310
Rudy's Food Products, Inc.	Processed & Packaged Goods	11.00%	07/05/2021	$3,139,488	3,078,684
Total United States					$9,928,461
Total Senior Subordinated Notes (102%)					$9,928,461

Total Portfolio Investments (Amortized Cost: $9,928,461)					$9,928,461

Notes:
(1)	The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.
(2)	The Portfolio Investments have a stated PIK rate of up to 1.00%.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
December 31, 2015

Portfolio Investment	Industry	Interest Rate	Maturity	Principal	Fair Value

Senior Subordinated Notes (106%) (1)/(2)
United States
La Tavola, LLC	Commercial Retail	11.00%	06/01/2021	$2,481,600	$2,440,650
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$1,987,456	1,948,151
Trachte, LLC	Manufacturing	11.00%	04/13/2021	$2,486,977	2,444,710
Total United States					$6,833,511
Total Senior Subordinated Notes (106%)					$6,833,511

Total Portfolio Investments (Amortized Cost: $6,833,511)					$6,833,511

Notes:
(1)	The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.
(2)	The Portfolio Investments have a stated PIK rate of up to 1.00%.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2016
Investment income
Non-Controlled, Non-Affiliated Investments:
Interest income	$290,434
PIK interest income	13,705
Total Investment Income	304,139

Expenses
Investment Management Fee	43,165
Professional fees	81,913
Directors fees	41,250
Other general and administrative	1,487
Total Expenses	167,815
Investment Management Fee Waived (Note 7)	(19,817)
Total Net Expenses	147,998
Net Investment Gain/(Loss) before income tax benefit	156,141
Income tax benefit (Note 2)	30,269
Net Investment Gain/(Loss) after income tax benefit	186,410

Net Increase/(Decrease) in Net Assets Resulting from Operations	$186,410

Net Investment Gain/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$1.86
Weighted average shares outstanding	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

For the Three Months Ended March 31, 2016

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment gain/(loss) after income tax benefit	$186,410
Net Increase/(Decrease) in Net Assets Resulting from Operations	186,410

Capital Stock Transactions
Contributions from stockholder	3,094,703
Net Increase in Net Assets From Capital Stock Transactions	3,094,703

Total Increase in Net Assets
Net assets at beginning of period	6,467,902
Net assets at end of period	$9,749,015

Capital Share Activity
Shares issued	-
Net Increase in Shares Outstanding	-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2016
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$186,410
Adjustments to reconcile Net Increase/(Decrease) in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchases of Portfolio Investments	(3,069,360)
PIK interest income	(13,705)
Accretion of discount on notes	(11,885)
Increase in interest receivable	(9,709)
Increase in net deferred tax asset	(70,300)
Increase in accrued expenses and other liabilities	36,250
Decrease in due to Affiliate	(126,249)
Increase in taxes payable	40,031
Net Cash Used in Operating Activities	(3,038,517)

Cash Flows From Financing Activities
Payment of receivable from stockholder	25,000
Contributions from stockholder	3,069,703
Net Cash Provided by Financing Activities	3,094,703
Net Increase in Cash and cash equivalents	56,186

Cash and cash equivalents
Beginning of period	102,615
End of period	$158,801

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2016.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Basis of Accounting
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and such differences could be material.  The most significant estimates inherent in the preparation of the Company's consolidated financial statements are the valuation of investments and revenue recognition.

The Company is an investment company and follows the accounting and reporting guidance as prescribed by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

The financial statements include portfolio investments at fair value of $9,928,461 at March 31, 2016 and $6,833,511 at December 31, 2015. The portfolio investments represent 102% of net assets at March 31, 2016 and 106% of net assets at December 31, 2015 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Consolidation
The Company has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for U.S. federal income tax purposes, which hold certain portfolio investments of the Company.  These subsidiaries are consolidated with the Company for accounting purposes, and the portfolio investments held by the subsidiaries are included in the Company's consolidated financial statements as investments.  All significant intercompany balances and transactions have been eliminated.  The investments held through the subsidiaries are reflected in the Consolidated Schedule of Portfolio Investments in addition to any investments the Company holds directly.  As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company.  Accordingly, the Company consolidated the results of certain of its wholly-owned subsidiaries in its financial statements.

Valuation of Portfolio Investments
The Financial Accounting Standards Board ("FASB") ASC 820 Fair Value Measurements and Disclosures ("ASC 820") defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Assets and liabilities recorded at fair value in the Company's consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 - Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•	Level 3 - Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company's historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income or revenues. The Company generally requires portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The fair value of the Company's portfolio investments at March 31, 2016 and December 31, 2015 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The following table summarizes the level of the Company’s assets measured at fair value as of March 31, 2016 and December 31, 2015.

	Assets at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$9,928,461	$9,928,461
Total Portfolio Investments	-	-	9,928,461	9,928,461

Cash Equivalents	61,604	-	-	61,604
Total	$61,604	$-	$9,928,461	$9,990,065

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At March 31, 2016 and December 31, 2015, 100% of the Company’s portfolio investments have been classified within Level 3.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.  The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of March 31, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$9,928,461	Recent Transaction	Purchase Price	$1.9M - $3.1M

Total	$9,928,461

			Unobservable Input as of December 31, 2015
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

Senior Subordinated Notes

Beginning Balance, January 1, 2016	$6,833,511
Purchases	3,069,360
Accretion/PIK	25,590
Ending Balance, March 31, 2016	$9,928,461

Senior Subordinated Notes

Beginning Balance, October 13, 2015	$-
Purchases	6,824,051
Accretion/PIK	9,460
Ending Balance, December 31, 2015	$6,833,511

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 portfolio investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the period ended March 31, 2016 and December 31, 2015, the Company has a net change in unrealized gain of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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

Income and Expense
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected.  The Company stops accruing interest on investments when it is determined that interest is no longer collectible.  Fees received upon closing a transaction generally are treated as a reduction in the cost basis of the investment.  Any resulting discount, or closing fee received, from recording the loan or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan using the effective-yield method.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The Company has investments in debt securities which contain payment-in-kind ("PIK") interest provisions.  PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as interest income.  The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.

Expenses include investment management fees, legal fees, directors' fees, audit and tax service expenses, and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Income Taxes
During the period ended March 31, 2016 and December 31, 2015, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the second year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the BDC meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Income taxes payable (receivable), including deferred benefits, consists of the following:

	For the Three Months Ended March 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Federal income taxes:
Current	$35,851	$-
Deferred	(63,067)	-
State income taxes:
Current	4,180	-
Deferred	(7,233)	-
Total	$(30,269)	$0

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The benefit for income taxes is composed of the following charges (benefits):

Current:	For the Three Months Ended March 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Federal (1)	$35,851	$-
State (2)	4,180	-
Total Current	40,031	-
Deferred:
Federal	(63,067)	-
State	(7,233)	-
Total Deferred	(70,300)	-
Total Net Benefit	$(30,269)	$0

(1)	The current federal income tax (benefit) expense is net of the use of federal net operating losses totaling $45,890.
(2)	The current state income tax (benefit) expense is net of the use of state net operating losses totaling $41,777.

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

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Three Months Ended March 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Deferred Tax Assets:
Accrued Professional Fees	$52,892	$56,410
Organizational Expenses	123,414	129,999
Debt Issuance Costs	11,968	-
Federal Net Operating Loss	-	15,603
State Net Operating Less	-	2,250
Total Deferred Tax Assets	$188,274	$204,262
Deferred Tax Liabilities:
Interest Income	-	1,071
Total Deferred Tax Liabilities	-	1,071
Valuation Allowance	(117,974)	(203,191)
Net Deferred Income Taxes	$70,300	$0

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  As of December 31, 2015, the Company recorded a valuation allowance against its total deferred tax assets as the Company did not expect to realize the benefits from these assets prior to when the Company qualifies as a RIC for federal income tax purposes.

As of March 31, 2016, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period prior to RIC qualification, would be utilized. Consequently, the Company has reversed a substantial portion of the deferred tax asset valuation allowance in the quarter.  The positive evidence for such reduction was positive earnings for the first quarter and the expectation of earnings going forward in the future. Potentially offsetting this positive evidence is the fact that the Company had a loss before income taxes for the period ended December 31, 2015. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

At December 31, 2015, the Company had federal net operating loss carryforwards of $45,890 to offset future federal taxable income, to the extent provided by U.S. federal income tax law.  The Company had state net operating loss carryforwards of $41,777 to offset future state taxable income, to the extent provided by state income tax law. As of March 31, 2016, the Company used all prior net operating loss carryforwards to offset federal and state taxable income.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets.

	For the Three Months Ended March 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Computed "Expected" Tax Rate	34.00%	34.00%
State Income Taxes, Net of Federal Income Tax Benefit	(1.29)%	-
Deferred Tax Asset Valuation Allowance Impact	(45.69)%	(34.00)%
Benefit of Lower Federal Tax Bracket	(6.41)%	-
Effective Tax Rate	(19.39)%	0.00%

The Company records uncertain tax positions in accordance with FASB ASC 740 Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company and therefore provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the year ended March 31, 2016 and December 31, 2015 or accrued for as of March 31, 2016 and December 31, 2015.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At March 31, 2016, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

3.	Portfolio Investments

As of March 31, 2016, the Company held debt investments in four companies and as of December 31, 2015, held debt investments in three companies.  The terms and conditions of those investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of portfolio investments for the three month period ended March 31, 2016 totaled $3,069,360.  There were no sales, repayments or other exits of investments during the three month period ended March 31, 2016.

At March 31, 2016 and December 31, 2015, the cost of portfolio investments for federal income tax purposes was $10,020,521 and $6,833,511, respectively. There was no net unrealized appreciation of portfolio investments for federal income tax purposes.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The Company’s risk of loss related to any one investment is generally limited to its aggregate investment in such investment.

4.	Capital Stock

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital (“LP Contributions”) of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $16,710,000.  Total contributed capital to the Partnership through March 31, 2016 was $12,365,400, of which $10,087,794 was contributed to the Company.  The Partnership intends to seek additional capital commitments from investors; if the Partnership is unsuccessful, fixed expenses will continue to have a material adverse effect on the Company’s results of operations.

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

As of March 31, 2016 and December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Prior to qualifying as a RIC, distributions are not expected to be made from the Company.   Any distributions made will be at the sole discretion of the Directors.

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the three month period ended March 31, 2016, the Independent Directors received compensation from the Company aggregating to $41,250.

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
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  The Investment Management Fee is paid by the Company quarterly in arrears in an amount equal to 1.75% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. Invested Capital shall include the cost basis of any portfolio investments held indirectly through any wholly-owned subsidiary of the Company (if one is formed) that has obtained a license as a Small Business Investment Company from the U.S. Small Business Administration (a “SBIC Subsidiary”).  On March 29, 2016, the Investment Manager voluntarily agreed to reduce the Investment Management Fee to 1.25% per annum (effective as of the commencement of the Company’s operations) which resulted in the Investment Manager waiving $19,817 of Investment Management Fees from the commencement of operations through March 31, 2016.  The Investment Manager has no ability to claw back any Investment Management Fees waived.

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

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the three month period ended March 31, 2016.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

For the Three Month Period Ended March 31, 2016 (Unaudited)

Total Return[1]	1.95%

Per Share Amounts:
Net Asset Value, Beginning of Period	$64.68
Net Increase/(Decrease) in Net Assets Resulting from Operations	1.86
Contributions from stockholder	30.95
Net Asset Value, End of Period	$97.49

Net Assets, end of period	$9,749,015
Average Net Assets	$8,854,866

Ratios / Supplemental Data:
Ratio of net investment gain/(loss) to average net assets	2.11%
Ratio of total expenses to average net assets before Investment Management Fee Waived	1.90%
Ratio of total expenses to average net assets after Investment Management Fee Waived	1.67%

Common Shares Outstanding, end of period	100,000
Portfolio Turnover Rate	0.00%

1Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the period ended, and adjusted for stockholder contributions and distributions during the period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 50.73% (not annualized).  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the period by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

10.	Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements for the three months ended March 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Siguler Guff Small Business Credit Opportunities Fund, Inc. (“SBCOF” or the “Fund”) is a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  The Fund is a wholly-owned subsidiary of Siguler Guff Small Business Credit Opportunities Fund, LP, a Delaware limited partnership (the “Partnership”).  The Partnership is the Fund’s sole direct shareholder and makes capital contributions to the Fund as needed for the Fund to make investments or pay its expenses, to the extent that the Partnership has available capital and in accordance with the Partnership’s governing documents.  The Fund’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments.

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which Siguler Guff Advisers (the “Investment Manager”) defines as privately-owned companies with between $2-15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10-100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment.  The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of March 31, 2016 (excluding cash and cash equivalents) consisted of 4 investments comprising the commercial retail, healthcare services, manufacturing, and processed & packaged goods industries.

The Investment Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible (commencing with the fiscal year ending December 31, 2017) to meet the regulated investment company (“RIC”) diversification requirements under Section 851(b) of the Internal Revenue Code (the “Code”), although there is no assurance that the Fund will meet the RIC requirements at that time.  Until the Fund meets the requirements to qualify as a RIC, it will be taxed as an ordinary corporation on its taxable income for that year, regardless whether that income is distributed to the Partnership as the Fund’s sole direct shareholder, and all distributions out of earnings and profits will be taxable to investors as ordinary dividend income (i.e., the Fund will be subject to a double layer of tax).

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

Valuation of Portfolio Investments

The Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, fair valuation techniques are applied. These techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

Assets and liabilities recorded at fair value in the Fund’s consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs used in the fair valuation of these assets and liabilities, are as follows:

●	Level 1 - Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
●	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
●	Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the fair valuation technique and the risk inherent in the inputs to the model.

Under ASC 820, the Fund performs detailed valuations of its debt investments for which quotations are not readily available on an individual basis, using bond yield, market and income approaches as appropriate. In certain instances, the Fund may use alternative methodologies, including recent purchase transactions, asset liquidation, expected recovery model or other alternative approaches to estimate the fair value.

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

The fair value of the Fund’s portfolio investments at March 31, 2016 and December 31, 2015 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of March 31, 2016 and December 31, 2015.

	Assets at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$9,928,461	$9,928,461
Total Portfolio Investments	-	-	9,928,461	9,928,461

Cash Equivalents	61,604	-	-	61,604
Total	$61,604	$-	$9,928,461	$9,990,065

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At March 31, 2016 and December 31, 2015, 100% of the Fund’s portfolio investments have been classified within Level 3.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of March 31, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$9,928,461	Recent Transaction	Purchase Price	$1.9M - $3.1M

Total	$9,928,461

			Unobservable Input as of December 31, 2015
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

Critical factors in determining the fair value of investments include payment history, collateral position, financial strength of borrower, financial performance relative to covenants, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as the general interest rate environment. The actual value realized from investments may differ from management’s estimates and such differences could be material.   In addition, such differences would impact the carrying value of investments presented in the financial statements, as well as, the Fund’s change in net assets resulting from operations.

Income and Expense

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected.  The Fund stops accruing interest on investments when it is determined that interest is no longer collectible.  Fees received upon closing a transaction generally are treated as a reduction in the cost basis of the investment.  Any resulting discount, or closing fee received, from recording the loan or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan using the effective-yield method.

The Fund has investments in debt securities which contain payment-in-kind (“PIK”) interest provisions.  PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.  The Fund stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.

Expenses include investment management fees, legal fees, directors’ fees, audit and tax expenses, and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Results of Operations – For the three months ended March 31, 2016

The Fund commenced operations on October 13, 2015, so the operating results are limited.  Total investment income for the three months ended March 31, 2016 was $304,139 which primarily consisted of interest and income on investments held during the period.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended March 31, 2016 was $9,308,459.

At March 31, 2016, all investments held by the Fund incorporated fixed interest rates.  The weighted average interest rate on outstanding loans was 12.05% for the three months ended March 31, 2016.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the three months ended March 31, 2016 was $147,998.  This amount consisted of investment management fees of $23,348 (gross fees of $43,165 less waived fees of $19,817), professional fees of $81,913, directors’ fees of $41,250 and other expenses of $1,487.  There was an income tax benefit of $30,269 for the three months ended March 31, 2016.

The Fund’s investment management fee, amounting to $23,348 (gross fees of $43,165 less waived fees of $19,817) for the period ended March 31, 2016, was computed and paid quarterly in arrears in an amount equal to 1.75% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period, provided that, as reflected in the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2016, the Investment Manager has elected to voluntarily waive all fees greater than 1.25% per annum of the Fund’s Invested Capital received since the Fund’s inception, retroactively and going forward.  “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds, and excluding any portfolio investments held indirectly through any wholly-owned subsidiary of the Fund (if one is formed) that has obtained a license as a Small Business Investment Company from the U.S. Small Business Administration.  The amount of fees waived for the period ended March 31, 2016, includes the investment management fees that were charged to the Fund for the period ended December 31, 2015 above 1.25% per annum of the Fund’s Invested Capital.

The Fund’s professional fees for the period ended March 31, 2016 were comprised of legal, audit, tax and other professional fees.  Other expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment gain/(loss) for the periods ended March 31, 2016 was $186,410.  The Fund is continuing to make investments in income-producing assets and seeking additional capital commitments from investors in the Partnership; if the Fund is unsuccessful, its fixed expenses will continue to have a material adverse effect on its results of operations.

There was no realized/unrealized gain or loss from investments during the three months ended March 31, 2016. Net increase/(decrease) in net assets resulting from operations for the periods ended March 31, 2016 was $186,410.

Liquidity and Capital Resources - March 31, 2016 and December 31, 2015

During the periods ended March 31, 2016 and December 31, 2015, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  As of March 31, 2016, the Partnership had received subscriptions for capital in the amount of $16,710,000, of which $12,365,400 had been called and of which $10,087,794 was contributed to the Fund.  As of March 31, 2016, $4,344,600 of capital remained uncalled by the Partnership.  As of December 31, 2015 the Partnership had received subscriptions for capital in the amount of $16,710,000, of which $12,201,000 had been called and of which $6,993,091 was contributed to the Fund.  As of December 31, 2015, $4,509,000 of capital remained uncalled by the Partnership.

At March 31, 2016 and December 31, 2015, the Fund had adequate resources consisting of cash on hand and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at March 31, 2016 and December 31, 2015, expects to receive approximately $1,135,000 in scheduled interest payments over the next year.  These amounts are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of March 31, 2016 and December 31, 2015, 1.6% of the Fund’s net assets consisted of cash and cash equivalents.  During the periods ended March 31, 2016 and December 31, 2015, the Fund invested its assets in senior subordinated notes. There were no distributions made by the Fund during the periods ended March 31, 2016 and December 31, 2015. The principal balance and fair value of loans in the Fund’s investment portfolio at March 31, 2016 and December 31, 2015 were $10,101,738 and $9,928,461 and $6,956,033 and $6,833,511, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $9,928,461 at March 31, 2016 and $6,833,511 at December 31, 2015. The portfolio investments represent 102% of net assets at March 31, 2016 and 106% of net assets at December 31, 2015 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Investment Management Agreement, pursuant to which Siguler Guff Advisers has agreed to serve as the Fund’s investment adviser, are equal to a percentage of the net invested capital of the Fund, including assets acquired with borrowed funds, if any.  The Investment Management Agreement will continue in effect until June 8, 2017.  Thereafter, regardless of the dissolution of the Fund, the Investment Management Agreement shall continue automatically for successive periods of a year each June, if not terminated. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party.  The Fund has also entered into a Custodian Agreement, pursuant to which Citibank N.A. has agreed to serve as the Fund’s custodian. The Fund pays the custodian such fees as have been agreed between the Fund and the custodian, as described in the Custodian Agreement which the Fund has determined are commercially reasonable in its sole discretion.

Taxation of the Fund as an Ordinary Corporation

During the period ended March 31, 2016, the Fund did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Fund will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, commencing with the second full fiscal year of its investment operations, the Fund will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as an ordinary corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole direct shareholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate limited partners may be entitled to a dividends-received deduction).  There is no assurance that the Fund will meet the requirements to qualify as a RIC or be able to maintain such status.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

The Fund’s business activities entail various elements of risk.  The Fund considers the principal types of market risk to be interest rate risk (including risks associated with changing interest rates), credit risk and valuation risk.

Changes in interest rates may affect the cost of funding, interest income earned, and the fair value of portfolio investments. The Investment Manager’s risk management processes and procedures for the Fund are designed to identify and analyze risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of administrative and information systems and other policies and programs. The Fund’s investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent its debt investments include floating interest rates. In addition, the Fund’s investments are carried at fair value as determined in good faith by the Fund’s Board of Directors. The Fund’s fair valuation methodology in part utilizes discount rates, and changes in those discount rates may have an impact on the fair valuation of Fund investments.

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and fair valuation of Fund investments.  Assuming no changes in investment and capital structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $377,000 as of March 31, 2016 and $268,512 as of December 31, 2015. The Fund had no outstanding borrowings as of March 31, 2016 and December 31, 2015. Should the Fund elect to use leverage, its sensitivity to changes in interest rates and other risks would be substantially greater.

The Fund also intends to manage its risk by maintaining a portfolio that is diverse by industry, size of investment, and borrowers.  The Fund continually monitors the financial condition of its borrowers and reports thereon to the Fund’s Board of Directors.  The Fund has limited exposure to public market price fluctuations as the Fund invests in the debt of private business enterprises.  The equity investment accompanying most debt investments (which, if it becomes publicly-traded, is subject to enhanced market risk) is generally made by the Partnership.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its President and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports was accumulated and communicated to the Fund’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the period covered by this report, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Fund is not currently a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors,” with respect to the Fund’s 2016 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Fund.  Additional risks and uncertainties not currently known to the Fund or the Investment Manager or that the Fund or the Investment Manager currently believe to be insignificant may materially affect the Fund’s business and financial condition in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Funds have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through March 31, 2016, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities
This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the first fiscal quarter of 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
January 1, 2016 through January 31, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
February 1, 2016 through February 29, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
March 1, 2016 through March 31, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

There will be no dividend payments made until the final closing of the Fund.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Material changes made to the Fund’s investment terms with respect to management fees, carried interest, and commitment periods were disclosed and reported in Form 8-K filed with the SEC on April 4, 2016, and documented in the Fund’s Amended and Restated Limited Partnership Agreement (“LPA”).
(b)	No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund’s Board of Directors.

ITEM 6.	EXHIBITS.

Exhibit	Description

3(i)	Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

4.1	Amended and Restated Limited Partnership Agreement, amended as of March 29, 2016, incorporated by reference to the Fund’s Form 8-K filed with the SEC on April 4, 2016.

31.1	Certifications pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

May 13, 2016	By:	/s/ Michael Ruggeri
	Name:	Michael Ruggeri
	Title:	Chief Financial Officer

May 13, 2016	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President