Form 10-Q
period 2016-06-30
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2016-08-12
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2016, there were 100,000 shares of the registrant’s common stock outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;

•	the adequacy of our cash resources and working capital including our ability to raise additional capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;
•	general price and volume fluctuations in the financial markets;
•	the ability of the Investment Manager to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit
Opportunities Fund, Inc.
Financial Statements
June 30, 2016

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2016	December 31, 2015
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments (amortized cost, June 30, 2016: $10,632,044; December 31, 2015: $6,833,511)	$10,632,044	$6,833,511
Cash and cash equivalents	98,090	102,615
Prepaid taxes	77,638	-
Interest receivable	43,435	34,004
Net deferred tax asset	41,767	-
Total Assets	$10,892,974	$6,970,130

Liabilities
Accrued expenses and other liabilities	$67,278	$145,000
Due to Affiliate	282,596	357,228
Total Liabilities	349,874	502,228
Net Assets	$10,543,100	$6,467,902

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at June 30, 2016 and December 31, 2015	100	100
Paid-in capital in excess of par	10,792,279	7,017,991
Accumulated undistributed net investment loss	(249,279)	(525,189)
Receivable from stockholder	-	(25,000)
Total Net Assets	$10,543,100	$6,467,902

Net Asset Value Per Share	$105.43	$64.68

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
June 30, 2016

Portfolio Investment	Industry	Interest Rate	Maturity	Principal	Fair Value

Senior Subordinated Notes (101%) (1)
United States
La Tavola, LLC (2)	Commercial Retail	11.00%	06/01/2021	$2,496,112	$2,455,878
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$1,987,456	1,950,374
Rudy's Food Products, Inc. (2)	Processed & Packaged Goods	11.00%	07/05/2021	$3,838,332	3,765,818
Trachte, LLC (2)	Manufacturing	11.00%	04/13/2021	$2,499,427	2,459,974
Total United States					$10,632,044
Total Senior Subordinated Notes (101%)					$10,632,044

Total Portfolio Investments (Amortized Cost: $10,632,044)					$10,632,044

Notes:
(1)	The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments. The Portfolio Investments are classified as Non-Control/Non-Affiliate Investments.
(2)	The Portfolio Investments have a stated PIK rate of up to 2.00% which is not reflected in the stated interest rate.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
December 31, 2015

Portfolio Investment	Industry	Interest Rate	Maturity	Principal	Fair Value

Senior Subordinated Notes (106%) (1)
United States
La Tavola, LLC (2)	Commercial Retail	11.00%	06/01/2021	$2,481,600	$2,440,650
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$1,987,456	1,948,151
Trachte, LLC (2)	Manufacturing	11.00%	04/13/2021	$2,486,977	2,444,710
Total United States					$6,833,511
Total Senior Subordinated Notes (106%)					$6,833,511

Total Portfolio Investments (Amortized Cost: $6,833,511)					$6,833,511

Notes:
(1)	The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments. The Portfolio Investments are classified as Non-Control/Non-Affiliate Investments.
(2)	The Portfolio Investments have a stated PIK rate of up to 1.00% which is not reflected in the stated interest rate.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$287,362	$577,796
PIK interest income	31,238	44,943
Total Investment Income	318,600	622,739

Expenses
Investment Management Fee	46,109	89,273
Professional fees	144,550	226,463
Directors fees	42,250	83,500
Other general and administrative	2,500	3,989
Total Expenses	235,409	403,225
Investment Management Fee Waived (Note 7)	(13,174)	(32,991)
Total Net Expenses	222,235	370,234
Net Investment Gain/(Loss) before income tax (benefit)/expense	96,365	252,505
Income tax (benefit)/expense (Note 2)	6,865	(23,405)
Net Investment Gain/(Loss) after income tax (benefit)/expense	89,500	275,910

Net Increase/(Decrease) in Net Assets Resulting from Operations	$89,500	$275,910

Net Investment Gain/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$0.90	$2.76
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

For the Six Months Ended June 30, 2016

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment gain/(loss) after income tax benefit/(expense)	$275,910
Net Increase/(Decrease) in Net Assets Resulting from Operations	275,910

Capital Stock Transactions
Contributions from stockholder	3,799,288
Net Increase in Net Assets From Capital Stock Transactions	3,799,288

Total Increase in Net Assets
Net assets at beginning of period	6,467,902
Net assets at end of period	$10,543,100

Capital Share Activity
Shares issued	-
Net Increase in Shares Outstanding	-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2016
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$275,910
Adjustments to reconcile Net Increase/(Decrease) in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of Portfolio Investments	(3,743,945)
PIK interest income	(44,943)
Accretion of discount on notes	(9,645)
Decrease/(Increase) in prepaid taxes	(77,638)
Decrease/(Increase) in interest receivable	(9,431)
Decrease/(Increase) in net deferred tax asset	(41,767)
(Decrease)/Increase in accrued expenses and other liabilities	(77,722)
(Decrease)/Increase in due to Affiliate	(74,632)
Net Cash Used in Operating Activities	(3,803,813)

Cash Flows From Financing Activities
Payment of receivable from stockholder	25,000
Contributions from stockholder	3,774,288
Net Cash Provided by Financing Activities	3,799,288
Net Decrease in Cash and cash equivalents	(4,525)

Cash and cash equivalents
Beginning of period	102,615
End of period	$98,090

Supplemental cash flow information
Income Taxes Paid	$77,638

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2016.

Basis of Accounting
These consolidated financial statements have been prepared in accordance with U.S. GAAP.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and such differences could be material.  The most significant estimates inherent in the preparation of the Company's consolidated financial statements are the valuation of investments and revenue recognition.

The Company is an investment company and follows the accounting and reporting guidance as prescribed by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

The financial statements include portfolio investments at fair value of $10,632,044 at June 30, 2016 and $6,833,511 at December 31, 2015. The portfolio investments represent 101% of net assets at June 30, 2016 and 106% of net assets at December 31, 2015 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Valuation of Portfolio Investments
The Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820") defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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

The fair value of the Company's portfolio investments at June 30, 2016 and December 31, 2015 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The following table summarizes the level of the Company’s assets measured at fair value as of June 30, 2016 and December 31, 2015.

	Assets at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$10,632,044	$10,632,044
Total Portfolio Investments	-	-	10,632,044	10,632,044

Cash Equivalents	98,040	-	-	98,040
Total	$98,040	$-	$10,632,044	$10,730,084

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At June 30, 2016 and December 31, 2015, 100% of the Company’s portfolio investments have been classified within Level 3.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.  The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of June 30, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$8,172,070	Recent Transaction	Purchase Price	$1.9M - $3.8M

Senior Subordinated Notes	2,459,974	Discounted Cash Flow	Discount Rate	12.0%

Total	$10,632,044

			Unobservable Input as of December 31, 2015
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

Senior Subordinated Notes

Beginning Balance, January 1, 2016	$6,833,511
Purchases	3,743,945
Accretion/PIK	54,588
Ending Balance, June 30, 2016	$10,632,044

Senior Subordinated Notes

Beginning Balance, October 13, 2015	$-
Purchases	6,824,051
Accretion/PIK	9,460
Ending Balance, December 31, 2015	$6,833,511

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 portfolio investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the period ended June 30, 2016 and December 31, 2015, the Company has a net change in unrealized gain of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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
June 30, 2016

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

Income Taxes
During the period ended June 30, 2016 and December 31, 2015, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the second year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Company meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Six Months Ended June 30, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Federal income taxes:
Current	$(70,480)	$-
Deferred	(37,428)	-
State income taxes:
Current	(7,158)	-
Deferred	(4,339)	-
Total	$(119,405)	$-

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Federal (1)	$(20,331)	$15,520
State (2)	(1,338)	2,842
Total Current	(21,669)	18,362
Deferred:
Federal	25,640	(37,428)
State	2,894	(4,339)
Total Deferred	28,534	(41,767)
Total Net (Benefit)/Expense	$6,865	$(23,405)

(1)	The current federal income tax (benefit)/expense is net of the use of federal net operating losses totaling $45,939.
(2)	The current state income tax (benefit)/expense is net of the use of state net operating losses totaling $40,297.

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

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Six Months Ended June 30, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Deferred Tax Assets:
Accrued Professional Fees	$24,511	$56,410
Organizational Expenses	122,385	129,999
Debt Issuance Costs	22,033	-
Federal Net Operating Loss	-	15,603
State Net Operating Less	80	2,250
Total Deferred Tax Assets	$169,009	$204,262
Deferred Tax Liabilities:
Interest Income	-	1,071
Total Deferred Tax Liabilities	-	1,071
Valuation Allowance	(127,242)	(203,191)
Net Deferred Income Taxes	$41,767	$-

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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

As of June 30, 2016, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period prior to RIC qualification, would be utilized. Consequently, the Company has reversed a substantial portion of the deferred tax asset valuation allowance during the period ended June 30, 2016.  The positive evidence for such reduction was positive earnings for the six month period ended June 30, 2016 and the expectation of earnings going forward in the future. Potentially offsetting this positive evidence is the fact that the Company had a loss before income taxes for the period ended December 31, 2015. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

At December 31, 2015, the Company had federal net operating loss carryforwards of $45,939 to offset future federal taxable income, to the extent provided by U.S. federal income tax law.  The Company had state net operating loss carryforwards of $41,822 to offset future state taxable income, to the extent provided by state income tax law. As of June 30, 2016, the Company used $86,236 of prior net operating loss carryforwards to offset federal and state taxable income.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets.

	For the Six Months Ended June 30, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Computed "Expected" Tax Rate	34.00%	34.00%
State Income Taxes, Net of Federal Income Tax Benefit	(0.63)%	-
Deferred Tax Asset Valuation Allowance Impact	(40.81)%	(34.00)%
Benefit of Lower Federal Tax Bracket	(7.51)%	-
Effective Tax Rate	(14.95)%	0.00%

The Company records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company and therefore provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended June 30, 2016 and December 31, 2015 or accrued for as of June 30, 2016 and December 31, 2015.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At June 30, 2016, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

3.	Portfolio Investments

As of June 30, 2016, the Company held debt investments in four companies and as of December 31, 2015, held debt investments in three companies.  The terms and conditions of those investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of portfolio investments for the six month period ended June 30, 2016 totaled $3,743,945.  There were no sales, repayments or other exits of investments during the six month period ended June 30, 2016.

At June 30, 2016 and December 31, 2015, the cost of portfolio investments for federal income tax purposes was $10,779,637 and $6,833,511, respectively. There was no net unrealized appreciation of portfolio investments for federal income tax purposes.

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
June 30, 2016

The Company’s risk of loss related to any one investment is generally limited to its aggregate investment in such investment.

4.	Capital Stock

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital (“LP Contributions”) of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $16,710,000.  Total contributed capital to the Partnership through June 30, 2016 was $13,451,550, of which $10,792,379 was contributed to the Company.  The Partnership intends to seek additional capital commitments from investors; if the Partnership is unsuccessful, fixed expenses will continue to have a material adverse effect on the Company’s results of operations.

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

As of June 30, 2016 and December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Prior to qualifying as a RIC, distributions are not expected to be made from the Company.   Any distributions made will be at the sole discretion of the Directors.

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the six month period ended June 30, 2016, the Independent Directors received compensation from the Company aggregating to $83,500.

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
June 30, 2016

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  The Investment Management Fee is paid by the Company quarterly in arrears in an amount equal to 1.75% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. Invested Capital shall include the cost basis of any portfolio investments held indirectly through any wholly-owned subsidiary of the Company (if one is formed) that has obtained a license as a Small Business Investment Company from the U.S. Small Business Administration (a “SBIC Subsidiary”).  On March 29, 2016, the Investment Manager voluntarily agreed to reduce the Investment Management Fee to 1.25% per annum (effective as of the commencement of the Company’s operations). This resulted in the Investment Manager waiving $32,991 and $13,174 for the six month’s ended June 30, 2016 and the three month’s ended June 30, 2016, respectively.  The Investment Manager has no ability to claw back any Investment Management Fees waived.

The General Partner of the Partnership and Parallel Partnership also receives from the Partnership a share of any profits derived from the investments held by the Partnership and Parallel Partnership, including those of the Company.

8.	Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties which provide general indemnifications.  The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred.  However, based on experience, the Investment Manager expects the risk of loss to be remote.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the six month period ended June 30, 2016.

For the Six Month Period Ended June 30, 2016 (Unaudited)

Total Return[1]	2.86%

Per Share Amounts:
Net Asset Value, Beginning of Period	$64.68
Net Increase/(Decrease) in Net Assets Resulting from Operations	2.76
Contributions from stockholder	37.99
Net Asset Value, End of Period	$105.43

Net Assets, end of period	$10,543,100
Average Net Assets	$9,362,090

Ratios / Supplemental Data:
Ratio of net investment gain/(loss) to average net assets	2.95%
Ratio of total expenses to average net assets before Investment Management Fee Waived	4.31%
Ratio of total expenses to average net assets after Investment Management Fee Waived	3.95%

Common Shares Outstanding, end of period	100,000
Portfolio Turnover Rate	0.00%

[1]
Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the period ended, and adjusted for stockholder contributions and distributions during the period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 63.00% (not annualized).  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the period by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

10.	Subsequent Events

From July 1, 2016 through August 12, 2016, the Partnership contributed an additional $1,143,979 to the Company bringing the total contributed capital from the Partnership to $11,936,358.

On July 11, 2016, the Company purchased $978,540 of senior subordinated notes in Earthlite, LLC, a designer and manufacturer of tables and other branded equipment and supplies for the spa, massage and wellness industries.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which Siguler Guff Advisers (the “Investment Manager”) defines as privately-owned companies with between $2-15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10-100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment.  The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of June 30, 2016 (excluding cash and cash equivalents) consisted of 4 investments comprising the commercial retail, healthcare services, manufacturing, and processed & packaged goods industries.

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

The fair value of the Fund’s portfolio investments at June 30, 2016 and December 31, 2015 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of June 30, 2016 and December 31, 2015.

	Assets at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$10,632,044	$10,632,044
Total Portfolio Investments	-	-	10,632,044	10,632,044

Cash Equivalents	98,040	-	-	98,040
Total	$98,040	$-	$10,632,044	$10,730,084

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At June 30, 2016 and December 31, 2015, 100% of the Fund’s portfolio investments have been classified within Level 3.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of June 30, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$8,172,070	Recent Transaction	Purchase Price	$1.9M - $3.8M

Senior Subordinated Notes	2,459,974	Discounted Cash Flow	Discount Rate	12.0%

Total	$10,632,044

			Unobservable Input as of December 31, 2015
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

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

Results of Operations – For the three and six months ended June 30, 2016

The Fund commenced operations on October 13, 2015, so the operating results are limited.  Total investment income for the three months ended June 30, 2016 was $318,600 and for the six months ended June 30, 2016 was $622,739, which primarily consisted of interest income on investments held during the period.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended June 30, 2016 was $9,686,676 and during the six months ended June 30, 2016 was $9,497,568.

At June 30, 2016, all investments held by the Fund incorporated fixed interest rates.  The weighted average interest rate on outstanding loans was 12.05% for the six months ended June 30, 2016.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund net expenses for the three months ended June 30, 2016 was $222,235.  This amount consisted of investment management fees of $32,935 (gross fees of $46,109 less waived fees of $13,174), professional fees of $144,550, directors’ fees of $42,250 and other expenses of $2,500.  There was an income tax expense of $6,865 for the three months ended June 30, 2016.  Total Fund net expenses for the six months ended June 30, 2016 was $370,234.  This amount consisted of investment management fees of $56,282 (gross fees of $89,273 less waived fees of $32,991), professional fees of $226,463, directors’ fees of $83,500 and other expenses of $3,989.  There was an income tax benefit of $23,405 for the six months ended June 30, 2016.

The Fund’s investment management fee, for the three and six months ended June 30, 2016, was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds, and excluding any portfolio investments held indirectly through any wholly-owned subsidiary of the Fund (if one is formed) that has obtained a license as a Small Business Investment Company from the U.S. Small Business Administration.  The Investment Manager has elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital.

The Fund’s professional fees for the three and six months ended June 30, 2016 were comprised of legal, audit, tax and other professional fees.  Other expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment gain/(loss) for the three months ended June 30, 2016 was $89,500.  Net investment gain/(loss) for the six months ended June 30, 2016 was $275,910.  The Fund is continuing to make investments in income-producing assets and seeking additional capital commitments from investors in the Partnership; if the Fund is unsuccessful, its fixed expenses will continue to have a material adverse effect on its results of operations.

There was no realized/unrealized gain or loss from investments during the three and six months ended June 30, 2016.  Net increase/(decrease) in net assets resulting from operations for the three months ended June 30, 2016 was $89,500.  Net increase/(decrease) in net assets resulting from operations for the six months ended June 30, 2016 was $275,910

Financial Condition, Liquidity, and Capital Resources

During the six months ended June 30, 2016, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  From inception of the Partnership through June 30, 2016, the Partnership had received subscriptions for capital in the amount of $16,710,000, of which $13,451,550 had been called and of which $10,792,379 was contributed to the Fund.  As of June 30, 2016, $3,258,450 of capital remained uncalled by the Partnership.

At June 30, 2016, the Fund had adequate resources consisting of cash on hand and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at June 30, 2016, expects to receive approximately $1,097,300 in scheduled interest payments over the next year.  These amounts are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of June 30, 2016, 0.93% of the Fund’s net assets consisted of cash and cash equivalents.  During the six months ended June 30, 2016, the Fund invested in senior subordinated notes. There were no distributions made by the Fund during the six months ended June 30, 2016. The principal balance and fair value of loans in the Fund’s investment portfolio at June 30, 2016 were $10,821,327 and $10,632,044, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $10,632,044 at June 30, 2016. The portfolio investments represent 101% of net assets at June 30, 2016 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

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

Taxation of the Fund as an Ordinary Corporation

During the period ended June 30, 2016, the Fund did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Fund will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, commencing with the second full fiscal year of its investment operations, the Fund will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as an ordinary corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole direct shareholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate limited partners may be entitled to a dividends-received deduction).  There is no assurance that the Fund will meet the requirements to qualify as a RIC or be able to maintain such status.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and fair valuation of Fund investments.  Assuming no changes in investment and capital structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $388,000 at June 30, 2016. The Fund had no outstanding borrowings as of the six months ended June 30, 2016. Should the Fund elect to use leverage, its sensitivity to changes in interest rates and other risks would be substantially greater.

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

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, Management carried out an evaluation under the supervision and with the participation of its President and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports was accumulated and communicated to the Fund’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Funds have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through June 30, 2016, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities
This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the second fiscal quarter of 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
April 1, 2016 through April 30, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
May 1, 2016 through May 31, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
June 1, 2016 through June 30, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

There will be no dividend payments made until the final closing of the Fund.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund’s Board of Directors.

ITEM 6.	EXHIBITS.

Exhibit	Description

3(i)	Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

31.1	Certifications pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

August 12, 2016	By:	/s/ Michael Ruggeri
	Name:	Michael Ruggeri
	Title:	Chief Financial Officer

August 12, 2016	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President