Form 10-Q
period 2016-09-30
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2016-11-14
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2016, there were 100,000 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

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

Siguler Guff Small Business Credit
Opportunities Fund, Inc.
Financial Statements
September 30, 2016

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2016	December 31, 2015
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments (amortized cost, September 30, 2016: $13,008,361; December 31, 2015: $6,833,511)	$13,008,361	$6,833,511
Cash and cash equivalents	200,965	102,615
Interest receivable	57,234	34,004
Net deferred tax asset	54,704	-
Total Assets	$13,321,264	$6,970,130

Liabilities
Due to Affiliate	$528,090	$357,228
Accrued expenses and other liabilities	103,528	145,000
Taxes payable	36,272	-
Total Liabilities	667,890	502,228
Net Assets	$12,653,374	$6,467,902

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at September 30, 2016 and December 31, 2015	100	100
Paid-in capital in excess of par	12,836,258	7,017,991
Accumulated undistributed net investment loss	(182,984)	(525,189)
Receivable from stockholder	-	(25,000)
Total Net Assets	$12,653,374	$6,467,902

Net Asset Value Per Share	$126.53	$64.68

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
September 30, 2016

Portfolio Investment	Industry	Interest Rate	Maturity	Principal	Fair Value

Senior Subordinated Notes (103%) (1)
United States
Earthlite, LLC (2)	Business Equipment	11.00%	07/11/2022	$978,540	$959,779
Gatekeeper Systems, Inc. (2)	Security and Protection Services	11.00%	03/02/2022	$1,402,590	1,378,292
La Tavola, LLC (2)	Commercial Retail	11.00%	06/01/2021	$2,502,358	2,463,576
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$1,987,456	1,951,599
Rudy's Food Products, Inc. (2)	Processed & Packaged Goods	11.00%	07/05/2021	$3,857,556	3,787,409
Trachte, LLC (2)	Manufacturing	11.00%	04/13/2021	$2,505,676	2,467,706
Total United States					$13,008,361
Total Senior Subordinated Notes (103%)					$13,008,361

Total Portfolio Investments (Amortized Cost: $13,008,361)					$13,008,361

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

(2)	The Portfolio Investments have a stated PIK rate of up to 1.00% which is not reflected in the stated interest rate.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$353,527	$931,323
PIK interest income	32,809	77,752
Total Investment Income	386,336	1,009,075

Expenses
Investment Management Fee	54,589	143,862
Professional fees	105,167	331,630
Directors fees	41,250	124,750
Other general and administrative	3,258	7,248
Total Expenses	204,264	607,490
Investment Management Fee Waived (Note 7)	(15,597)	(48,588)
Total Net Expenses	188,667	558,902
Net Investment Gain/(Loss) before income tax (benefit)/expense	197,669	450,173
Income tax (benefit)/expense (Note 2)	131,372	107,968
Net Investment Gain/(Loss) after income tax (benefit)/expense	66,297	342,205

Net Increase/(Decrease) in Net Assets Resulting from Operations	$66,297	$342,205

Net Investment Gain/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$0.66	$3.42
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

For the Nine Months Ended September 30, 2016

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment gain/(loss) after income tax benefit/(expense)	$342,205
Net Increase/(Decrease) in Net Assets Resulting from Operations	342,205

Capital Stock Transactions
Contributions from stockholder	5,843,267
Net Increase in Net Assets From Capital Stock Transactions	5,843,267

Total Increase in Net Assets
Net assets at beginning of period	6,467,902
Net assets at end of period	$12,653,374

Capital Share Activity
Shares issued	-
Shares redeemed	-
Net Increase/Decrease in Shares Outstanding	-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2016
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$342,205
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of Portfolio Investments	(6,079,884)
PIK interest income	(77,752)
Accretion of discount on notes	(17,214)
Decrease/(Increase) in interest receivable	(23,230)
Decrease/(Increase) in net deferred tax asset	(54,704)
(Decrease)/Increase in due to Affiliate	170,862
(Decrease)/Increase in accrued expenses and other liabilities	(41,472)
(Decrease)/Increase in taxes payable	36,272
Net Cash Used in Operating Activities	(5,744,917)

Cash Flows From Financing Activities
Payment of receivable from stockholder	25,000
Contributions from stockholder	5,818,267
Net Cash Provided by Financing Activities	5,843,267
Net Increase in Cash and cash equivalents	98,350

Cash and cash equivalents
Beginning of period	102,615
End of period	$200,965

Supplemental cash flow information
Income Taxes Paid	$126,400

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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

The financial statements include portfolio investments at fair value of $13,008,361 at September 30, 2016 and $6,833,511 at December 31, 2015. The portfolio investments represent 103% of net assets at September 30, 2016 and 106% of net assets at December 31, 2015 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
September 30, 2016

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

The fair value of the Company's portfolio investments at September 30, 2016 and December 31, 2015 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following table summarizes the level of the Company’s assets measured at fair value as of September 30, 2016 and December 31, 2015.

	Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$13,008,361	$13,008,361
Total Portfolio Investments	-	-	13,008,361	13,008,361

Cash Equivalents	69,687	-	-	69,687
Total	$69,687	$-	$13,008,361	$13,078,048

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At September 30, 2016 and December 31, 2015, 100% of the Company’s portfolio investments have been classified within Level 3.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.  The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of September 30, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$2,338,071	Recent Transaction	Purchase Price	$1.0M - $1.4M

Senior Subordinated Notes	10,670,290	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$13,008,361

			Unobservable Input as of December 31, 2015
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

Senior Subordinated Notes

Beginning Balance, December 31, 2015	$6,833,511
Purchases	6,079,884
Accretion/PIK	94,966
Ending Balance, September 30, 2016	$13,008,361

Senior Subordinated Notes

Beginning Balance, October 13, 2015	$-
Purchases	6,824,051
Accretion/PIK	9,460
Ending Balance, December 31, 2015	$6,833,511

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 portfolio investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the period ended September 30, 2016 and December 31, 2015, the Company has a net change in unrealized gain of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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
September 30, 2016

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

Income Taxes
During the period ended September 30, 2016 and December 31, 2015, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the second year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Company meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Nine Months Ended September 30, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Federal income taxes:
Current	$30,832	$-
Deferred	(48,612)	-
State income taxes:
Current	5,440	-
Deferred	(6,092)	-
Total	$(18,432)	$-

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Federal (1)	$128,612	$144,132
State (2)	15,698	18,540
Total Current	144,310	162,672
Deferred:
Federal	(11,185)	(48,612)
State	(1,753)	(6,092)
Total Deferred	(12,938)	(54,704)
Total Net (Benefit)/Expense	$131,372	$107,968

(1)	The current federal income tax (benefit)/expense is net of the use of federal net operating losses totaling $45,939.
(2)	The current state income tax (benefit)/expense is net of the use of state net operating losses totaling $41,822.

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

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Nine Months Ended September 30, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Deferred Tax Assets:
Accrued Professional Fees	$37,992	$56,410
Organizational Expenses	121,447	129,999
Debt Issuance Costs	35,580	-
Federal Net Operating Loss	-	15,603
State Net Operating Less	-	2,250
Total Deferred Tax Assets	$195,019	$204,262
Deferred Tax Liabilities:
Interest Income	-	1,071
Total Deferred Tax Liabilities	-	1,071
Valuation Allowance	(140,315)	(203,191)
Net Deferred Income Taxes	$54,704	$-

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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

As of September 30, 2016, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period prior to RIC qualification, would be utilized. Consequently, the Company has reversed a substantial portion of the deferred tax asset valuation allowance during the period ended September 30, 2016.  The positive evidence for such reduction was positive earnings for the nine month period ended September 30, 2016 and the expectation of earnings going forward in the future. Potentially offsetting this positive evidence is the fact that the Company had a loss before income taxes for the period ended December 31, 2015. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

At December 31, 2015, the Company had federal net operating loss carryforwards of $45,939 to offset future federal taxable income, to the extent provided by U.S. federal income tax law.  The Company had state net operating loss carryforwards of $41,822 to offset future state taxable income, to the extent provided by state income tax law. As of September 30, 2016, the Company used $87,761 of prior net operating loss carryforwards to offset federal and state taxable income.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets.

	For the Nine Months Ended September 30, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Computed "Expected" Tax Rate	34.00%	34.00%
State Income Taxes, Net of Federal Income Tax Benefit	1.82%	-
Deferred Tax Asset Valuation Allowance Impact	(11.84)%	(34.00)%
Benefit of Lower Federal Tax Bracket	-	-
Effective Tax Rate	23.98%	0.00%

The Company records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company and therefore provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended September 30, 2016 and December 31, 2015 or accrued for as of September 30, 2016 and December 31, 2015.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At September 30, 2016, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

3.	Portfolio Investments

As of September 30, 2016, the Company held debt investments in six companies and as of December 31, 2015, held debt investments in three companies.  The terms and conditions of those investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of portfolio investments for the nine month period ended September 30, 2016 totaled $6,079,884.  There were no sales, repayments or other exits of investments during the nine month period ended September 30, 2016.

At September 30, 2016 and December 31, 2015, the cost of portfolio investments for federal income tax purposes was $13,103,084 and $6,833,511, respectively. There was no net unrealized appreciation of portfolio investments for federal income tax purposes.

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
September 30, 2016

The Company’s risk of loss related to any one investment is generally limited to its aggregate investment in such investment.

4.	Capital Stock

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital (“LP Contributions”) of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $16,710,000.  Total contributed capital to the Partnership through September 30, 2016 was $16,626,450, of which $12,836,358 was contributed to the Company.  The Partnership intends to seek additional capital commitments from investors; if the Partnership is unsuccessful, fixed expenses will continue to have a material adverse effect on the Company’s results of operations.

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

As of September 30, 2016 and December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Prior to qualifying as a RIC, distributions are not expected to be made from the Company.   Any distributions made will be at the sole discretion of the Directors.

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the nine month period ended September 30, 2016, the Independent Directors received compensation from the Company aggregating to $124,750.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 to the Partnership, and Affiliates of the General Partner have committed $200,000 and $10,475,000 to the Partnership and Parallel Partnership, respectively.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Due to Affiliate represents amounts paid on behalf of the Company by the Parallel Partnership in connection with underlying investments and by the Parallel Partnership in connection with income and expenses paid or received on behalf of the Company.

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  The Investment Management Fee is paid by the Company quarterly in arrears in an amount equal to 1.75% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. Invested Capital shall include the cost basis of any portfolio investments held indirectly through any wholly-owned subsidiary of the Company (if one is formed) that has obtained a license as a Small Business Investment Company from the U.S. Small Business Administration (a “SBIC Subsidiary”).  On March 29, 2016, the Investment Manager voluntarily agreed to reduce the Investment Management Fee to 1.25% per annum (effective as of the commencement of the Company’s operations). This resulted in the Investment Manager waiving $48,588 and $15,597 for the nine month’s ended September 30, 2016 and the three month’s ended September 30, 2016, respectively.  The Investment Manager has no ability to claw back any Investment Management Fees waived.

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
September 30, 2016

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the nine month period ended September 30, 2016.

For the Nine Month Period Ended September 30, 2016 (Unaudited)

Total Return[1]	3.39%

Per Share Amounts:
Net Asset Value, Beginning of Period	$64.68
Net Increase/(Decrease) in Net Assets Resulting from Operations	3.42
Contributions from stockholder	58.43
Net Asset Value, End of Period	$126.53

Net Assets, end of period	$12,653,374
Average Net Assets	$10,238,048

Ratios / Supplemental Data:
Ratio of net investment gain/(loss) to average net assets	3.34%
Ratio of total expenses to average net assets before Investment Management Fee Waived	5.93%
Ratio of total expenses to average net assets after Investment Management Fee Waived	5.46%

Common Shares Outstanding, end of period	100,000
Portfolio Turnover Rate	0.00%

1Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the period ended, and adjusted for stockholder contributions and distributions during the period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 95.62% (not annualized).  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the period by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

10.	Subsequent Events

On October 7, 2016, the Partnership held an additional closing accepting Capital Commitments of $21,763,562, bringing Aggregate Capital Commitments to $38,473,562.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which Siguler Guff Advisers (the “Investment Manager”) defines as privately-owned companies with between $2-15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10-100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment.  The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of September 30, 2016 (excluding cash and cash equivalents) consisted of 6 investments comprising the healthcare services, manufacturing, processed and packaged goods, business equipment, commercial retail and security and protection services industries.

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

The fair value of the Fund’s portfolio investments at September 30, 2016 and December 31, 2015 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of September 30, 2016 and December 31, 2015.

	Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$13,008,361	$13,008,361
Total Portfolio Investments	-	-	13,008,361	13,008,361

Cash Equivalents	69,687	-	-	69,687
Total	$69,687	$-	$13,008,361	$13,078,048

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At September 30, 2016 and December 31, 2015, 100% of the Fund’s portfolio investments have been classified within Level 3.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of September 30, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$2,338,071	Recent Transaction	Purchase Price	$1.0M - $1.4M

Senior Subordinated Notes	10,670,290	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$13,008,361

			Unobservable Input as of December 31, 2015
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

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

Results of Operations – For the three and nine months ended September 30, 2016

The Fund commenced operations on October 13, 2015, so the operating results are limited. Total investment income for the three months ended September 30, 2016 was $386,336 and for the nine months ended September 30, 2016 was $1,009,075, which primarily consisted of interest income on investments held during the period.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended September 30, 2016 was $11,062,821 and during the nine months ended September 30, 2016 was $10,019,319.

At September 30, 2016, all investments held by the Fund incorporated fixed interest rates.  The weighted average interest rate on outstanding loans was 12.37% for the nine months ended September 30, 2016.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund net expenses for the three months ended September 30, 2016 was $188,667. The three months ended September 30, 2016 consisted of investment management fees of $38,992 (gross fees of $54,589 less waived fees of $15,597), professional fees of $105,167, directors’ fees of $41,250 and other expenses of $3,258. There was an income tax expense of $131,372 for the three months ended September 30, 2016.  Total Fund net expenses for the nine months ended September 30, 2016 was $558,902. The nine months ended September 30, 2016 consisted of investment management fees of $95,274 (gross fees of $143,862 less waived fees of $48,588), professional fees of $331,630, directors’ fees of $124,750 and other expenses of $7,248. There was an income tax expense of $107,968 for the nine months ended September 30, 2016.

The Fund’s investment management fee, for the three and nine months ended September 30, 2016, was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds, and excluding any portfolio investments held indirectly through any wholly-owned subsidiary of the Fund (if one is formed) that has obtained a license as a Small Business Investment Company from the U.S. Small Business Administration.  The Investment Manager has elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital.

The Fund’s professional fees for the three and nine months ended September 30, 2016 were comprised of legal, audit, tax and other professional fees. Other expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment gain/(loss) for the three months ended September 30, 2016 was $66,297.  Net investment gain/(loss) for the nine months ended September 30, 2016 was $342,205.  The Fund is continuing to make investments in income-producing assets and seeking additional capital commitments from investors in the Partnership; if the Fund is unsuccessful, its fixed expenses will continue to have a material adverse effect on its results of operations.

There was no realized/unrealized gain or loss from investments during the three and nine months ended September 30, 2016.  Net increase/(decrease) in net assets resulting from operations for the three months ended September 30, 2016 was $66,297.  Net increase/(decrease) in net assets resulting from operations for the nine months ended September 30, 2016 was $342,205.

Financial Condition, Liquidity, and Capital Resources

During the nine months ended September 30, 2016, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  From inception of the Partnership through September 30, 2016, the Partnership had received subscriptions for capital in the amount of $16,710,000, of which $16,626,450 had been called and of which $12,836,358 was contributed to the Fund.  As of September 30, 2016, $83,550 of capital remained uncalled by the Partnership.

At September 30, 2016, the Fund had adequate resources consisting of cash on hand and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at September 30, 2016, expects to receive approximately $1,490,000 in scheduled interest payments over the next year.  These amounts are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of September 30, 2016, 1.59% of the Fund’s net assets consisted of cash and cash equivalents.  During the nine months ended September 30, 2016, the Fund invested in senior subordinated notes. There were no distributions made by the Fund during the nine months ended September 30, 2016. The principal balance and fair value of loans in the Fund’s investment portfolio at September 30, 2016 were $13,234,176 and $13,008,361, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $13,008,361 at September 30, 2016. The portfolio investments represent 103% of net assets at September 30, 2016 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

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

Taxation of the Fund as an Ordinary Corporation

During the period ended September 30, 2016, the Fund did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Fund will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, commencing with the second full fiscal year of its investment operations, the Fund will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as an ordinary corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole direct shareholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate limited partners may be entitled to a dividends-received deduction).  There is no assurance that the Fund will meet the requirements to qualify as a RIC or be able to maintain such status.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and fair valuation of Fund investments.  Assuming no changes in investment and capital structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $491,000 at September 30, 2016. The Fund had no outstanding borrowings as of the nine months ended September 30, 2016. Should the Fund elect to use leverage, its sensitivity to changes in interest rates and other risks would be substantially greater.

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

There have been no material changes from the risk factors discussed in the Fund’s 2016 Annual Report on Form 10-K and subsequently filed Quarterly Report on Form 10-Q for the second quarter.  The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing the Fund.  Additional risks and uncertainties not currently known to the Fund or the Investment Manager or that the Fund or the Investment Manager currently believe to be insignificant may materially affect the Fund’s business and financial condition in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Funds have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through September 30, 2016, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities

This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the third fiscal quarter of 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
July 1, 2016 through July 31, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
August 1, 2016 through August 31, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
September 1, 2016 through September 30, 2016	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

There will be no dividend payments made until the final closing of the Fund.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)
On September 12, 2016, the limited partners (“LPs”) of the Partnership approved an amendment to the Partnership’s operating agreement to extend the Partnership’s final closing date from September 17, 2016 to June 30, 2017.

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

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

November 14, 2016	By:	/s/ Michael Ruggeri
	Name:	Michael Ruggeri
	Title:	Chief Financial Officer

November 14, 2016	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President