Form 10-K
period 2016-12-31
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2017-03-31
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐ YES ☒ NO

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files): ☐ YES ☒ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ YES ☒ NO

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2017, was 100,000.

PART I

SIGNATURES

EXHIBITS

Exhibit 3(i)
Articles of Incorporation of the Fund filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

Exhibit 3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

Exhibit 4.1	Stock Purchase Agreement between the Fund and the Partnership, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

Exhibit 10.1	Form of Custodian Agreement with Citi Private Bank, filed herewith.

Exhibit 10.2	Form of Amended and Restated Investment Management Agreement between the Fund and the Investment Manager, filed herewith.

Exhibits 31.1 – 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

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

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. The Partnership makes its debt investments through the Fund. The Fund primarily invests in carefully selected U.S. companies in the lower middle market. The Investment Manager (as defined below) defines the “lower middle market” as privately-owned companies with between $2 to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 to $100 million of revenue. Investments generally take the form of mezzanine debt as well as some “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership or the Fund, depending on the form of the security, also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock.

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

Investment Program

General.

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. There can be no assurance that the Fund will attain its investment objective. The Partnership makes its debt investments through the Fund. The Fund primarily invests in carefully selected companies in the lower middle market. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2 to $15 million of EBITDA, and between $10 to $100 million of revenue. Investments generally take the form of mezzanine debt as well as some “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the Partnership’s total investment. The Partnership or the Fund, depending on the form of the security, also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund makes available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described in this Item 1 under the caption “Regulation.”

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in “eligible portfolio companies” as defined in the 1940 Act (“Eligible Portfolio Companies”) and (b) certain other assets including cash and cash equivalents. An Eligible Portfolio Company is a United States company that is neither an investment company, as defined in the 1940 Act, nor excluded from the definition of investment company by Section 3(c) of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market and do not meet the capitalization thresholds described above) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2016, no amount of the Fund’s portfolio was comprised of non-Qualifying Assets.

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

In general, the Fund invests in accordance with the following investment guidelines:

•	The Fund invests in later stage, profitable companies, typically with EBITDA between $2 and $15 million, and with revenue between $10 and $100 million.
•	Companies may use the capital for a range of purposes, including but not limited to change of control transactions, organic growth, acquisition, debt refinancing and dividend recapitalizations.
•
The Fund invests in companies that the Investment Manager considers to have stable operating performance and a strong position in their respective markets. Underwriting criteria may include some or all of the following:

o	Historical profitability, with predictable cash flow and realistic growth prospects;
o	Strong management team, with incentives to perform;
o	Good strategic position in the market with high barriers to entry, reasonable customer concentration risk and a differentiated product or service;
o	Strong operating performance with good margins;
o	Strong balance sheet and liquidity;
o	Good reputation among customers and suppliers; and
o	Backing by a high-quality financial sponsor.
•	Transaction guidelines will include:
o	Debt investments ranging from $2 to $30 million;
o	Equity investments (by the Partnership) totaling up to 20% of the total investment in a deal;
o	Sufficient cash flow to cover debt service expense; and
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

Leverage.

The Fund intends to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate loans, if such borrowings are available on terms that are acceptable to the Investment Manager and the Fund Board. It is possible, in the event of the tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. See the discussion at Item lA under the captions “Risk Factors – General Economic, Market and Political Conditions” and “Risk Factors - Regulatory Risks.” The use of leverage increases investment risk. See the discussion at Item lA under the caption “Risk Factors - Leverage.”

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

UK Parallel Fund.

In support of its marketing efforts in Europe, Siguler Guff Advisers will seek to register a European parallel fund specifically structured for European investors.  The European parallel fund, known as SBCOF UK, LP (SBCOF UK) is managed by Siguler Guff UK, LLP (SG UK), a limited liability partnership registered as an Alternative Investment Fund Manager (AIFM) under the Alternative Investment Fund Managers Directive (AIFMD).  SBCOF UK is expected to invest in the same transactions as the Fund on a pro rata basis and begin accepting investor commitments during the 2017 fiscal year.

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

As of December 31, 2016, the Fund did not meet the requirements, including diversification requirements, to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders.  The Fund will seek to meet the requirements to qualify as a RIC for its fiscal year ending December 31, 2017. Unless and until the Fund meets these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the shareholders) and all distributions out of its earnings and profits will be taxable to the shareholders as dividends; thus, such income will be subject to two layers of tax (although corporate shareholders may be entitled to a dividends-received deduction). There is no assurance that the Fund will meet the requirements to qualify as a RIC.

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

Distributions are generally included in the income of the shareholders at the time the distribution is received. Any distribution, however, declared by the Fund as of a record date and paid to the shareholders the following January, is deemed to have been paid by the Fund and received by the shareholders on December 31 of the year declared for both federal income and Excise Tax purposes. This will prevent the application of the Excise Tax, discussed above, to the Fund as a result of certain delays in the payment of the dividends.

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

Certain Considerations for Tax-Exempt Investors. Qualified plans, individuals retirement accounts and investors exempt from taxation under Section 501(c)(3) of the Code (collectively “tax-exempt entities”) are generally exempt from taxation except to the extent that they have “unrelated business taxable income” (“UBTI”) (determined in accordance with Sections 511-514 of the Code). If the Fund qualifies as a RIC, it is likely that distributions by the Fund to a shareholder that is a tax-exempt entity that are treated as dividends will not be considered UBTI and, therefore, will be exempt from federal income tax even if the Fund borrows to acquire its investment assets. Under Section 512(b) of the Code, UBTI does not include dividends received by a tax-exempt entity. As a general rule, the income tax provisions relating to corporations apply to RICs unless Subchapter M of the Code provides otherwise and, thus, Section 512(b) should apply to exclude from UBTI dividends paid by a RIC to a tax-exempt entity. This conclusion is also supported by Revenue Ruling 66-106, which applies Section 512(b) to exclude from UBTI dividends paid to the tax-exempt shareholders of a real estate investment trust, a conduit entity that invests in real estate and is substantially similar to a RIC for tax purposes, on the same theory. If a tax-exempt entity, however, borrows money to purchase its interests in the Fund, a portion of its income from the Fund will constitute UBTI pursuant to the “debt-financed property” rules of the Code.

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

Regulatory Risks. Legal, tax and regulatory changes could occur during the term of the Fund that may adversely affect the Fund. In particular, changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, RICs or non-depository commercial lenders could significantly and adversely affect the Fund’s operations and cost of doing business.  In addition, the regulatory environment for private funds is evolving, and changes in the regulation of private funds may adversely affect the value of Portfolio Investments and the ability of the Fund and the Portfolio Investments to obtain the leverage they may otherwise obtain. The SEC and other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of private investment funds is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund or the Investment Manager could be substantial and adverse.

Additionally, certain Portfolio Investments may be in industries subject to extensive government regulation. Certain regulations may prevent the Fund from making certain investments that it otherwise would make. Other regulations may require the Fund to incur substantial additional costs or lengthy delays in connection with the completion of an investment, or substantially reduce the value of the Portfolio Investments. In addition, governmental regulation may not be predictable and may be subject to political, economic, social and/or market developments. For example, the Fund may be subject to the regulations of the Federal Communications Commission (the “FCC”) if the Fund invests in an entity that has a direct or indirect interest in, owns or controls a “media company,” such as a television or radio station, cable system or daily newspaper, or a company providing wireless communications pursuant to an FCC license (“wireless licensee”). These restrictions may, among other things, prohibit certain communications between an investor (or such investor’s officers, directors, partners or other officials) and the Investment Manager pertaining to the operations of the media company and may limit an investor from serving as an agent or employee of the Fund. These restrictions may also prevent the Fund from investing in certain media companies or wireless licensees, or require the Fund to divest certain media companies or wireless licensees, due to FCC restrictions on concentration of ownership of media companies and wireless licensees. See also “Regulatory Restrictions,” and “Business and Regulatory Risks of Private Investment Funds.”

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

Conflicts of Interest.

Description of Small Buyout Portfolios. The Investment Manager serves as investment manager, and affiliates of the Investment Manager serve as general partner, to, inter alia, Siguler Guff Small Buyout Opportunities Fund, LP, Siguler Guff Small Buyout Opportunities Fund II, LP, Siguler Guff Small Buyout Opportunities Fund III, LP, and their parallel funds (the “SBOF Funds”). The Investment Manager and its affiliates also serve as investment manager and/or general partner to certain separate accounts with investment strategies that, in whole or in part, overlap with those of the SBOF Funds (the SBOF Funds and such separate accounts are referred to collectively as the “Small Buyout Portfolios”). The Small Buyout Portfolios invest in investment funds managed by other managers (the “Underlying Funds”) that acquire equity and equity-related investments in lower-middle market companies with characteristics similar to those of the companies to which the Fund will make loans and equity investments. The Small Buyout Portfolios also invest a specified portion of their assets directly in equity and equity-related investments in lower-middle market companies, typically as a “co-investment” made alongside an investment by an Underlying Fund, or potential Underlying Fund, into some of the same portfolio companies. Investments by the Small Buyout Portfolios into Underlying Funds are referred to as “Fund Investments” and investments by the Small Buyout Portfolios directly into lower-middle market companies are referred to as “Direct Investments.” As of December 31, 2016, the Small Buyout Portfolios had an aggregate investment capital of $2.7 billion, of which $871 million had not yet been deployed and $2.3 billion has been invested in Small Buyout Portfolios investments. The Investment Manager or its affiliates may manage additional entities in the future which would be considered Small Buyout Portfolios.

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

The Parallel Partnerships. The Investment Manager has, with the approval of the Fund Board, established two parallel investment vehicles (SBCOF LP, a Delaware vehicle and SBCOF UK LP, a UK vehicle, collectively the “Parallel Partnerships”), which generally invest in each Portfolio Investment, pro rata in accordance with the relative capital commitments of the Partnership and the Parallel Partnership. Employees of the Investment Manager and its affiliates, and independent directors of the Fund, are permitted to invest in SBCOF LP, whereas employees of SG UK are permitted to invest in SBCOF UK. Investors in the Parallel Partnerships are not charged a management fee or carried interest on their investments in the Parallel Partnerships. The Parallel Partnerships will bear their pro rata share of the transaction expenses for Portfolio Investments in which they invest, as well as the Fund’s expenses in connection with investigating investment opportunities that are not consummated (“broken deal” expenses). The Parallel Partnerships generally invests in Portfolio Investments on substantially identical terms and conditions, and disposes of each Portfolio Investment at the same time, and on the same terms, as the Fund. However, there may be some variation between the terms upon which the Fund invests and the terms upon which the Parallel Partnerships invests, such as variations due to different sizes of investments, or rights that may be exercised by only one investor. In general, if a right can be exercised by only one investor, as between the Fund and the Parallel Partnership, the right will be exercised by the Fund. All transactions by the Parallel Partnership are subject to regular review by the Fund Board.

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

There was one holder of record of the Fund’s Shares at March 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The Fund commenced investment operations on October 13, 2015.  The Consolidated Statement of Operations, Per Share and Consolidated Statement of Assets and Liabilities data for the fiscal year ended December 31, 2016 and period ended December 31, 2015 are derived from the Fund’s consolidated financial statements which have been audited.  This selected financial data should be read in conjunction with the Fund’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Consolidated Statement of Operations Data:
Total Investment Income	$2,048,411	$102,611
Investment Management Fee, net of waiver	218,230	26,195
All Other Expenses	690,033	601,605
Income Tax (Benefit)/Expense	392,221	-
Net Investment Income/(Loss) after income tax (benefit)/expense	747,927	(525,189)
Net Increase/(Decrease) in Net Assets Resulting from Operations	747,927	(525,189)
Per Share Data:
Net Asset Value Per Share	$179.09	$64.68
Net Investment Income/(Loss) Per Share (Basic and Diluted)	7.48	(5.25)
Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	7.48	(5.25)
Consolidated Statement of Assets and Liabilities Data at Period End:
Portfolio Investments, at fair value	$23,211,946	$6,833,511
Total Assets	23,538,062	6,970,130
Total Liabilities	5,628,966	502,228
Total Net Assets	17,909,096	6,467,902
Other Data:
Total Return[1]	5.34%	(21.31)%
Number of Portfolio Investments at Year/Period End	7	3

1Given the Funds’s similarities to a non-registered close-ended fund, the Fund calculated total return as the change in the Fund's capital over the year/period ended, and adjusted for stockholder contributions and distributions during the year/period.  The Fund noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 176.89% as of the year ended December 31, 2016 and 6,467,902% as of the period ended December 31, 2015.  The Fund determined this did not appropriately represent the performance of the Fund, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market. The Fund commenced investment operations on October 13, 2015, and its portfolio as of December 31, 2016 (excluding cash) consisted of 7 investments. The Fund is a non-diversified, closed end investment company that has elected to be treated as a BDC under the 1940 Act. The Investment Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible (commencing with the fiscal year ending December 31, 2017) to meet the RIC diversification requirements under Internal Revenue Code Section 851(b), although there is no assurance that the Fund will meet the RIC requirements at that time. Until the Fund meets the requirements to qualify as a RIC, it will be taxed as an ordinary corporation on its taxable income for that year, regardless whether that income is distributed to the Partnership, and all distributions out of earnings and profits will be taxable to investors as ordinary dividend income (i.e., the Fund will be subject to a double layer of tax).

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. The Partnership makes its debt investments through the Fund. The Fund primarily invests in carefully selected companies in the lower middle market. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2 to $15 million of EBITDA, and between $10 to $100 million of revenue. Investments generally take the form of mezzanine debt,“unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund makes available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described in Item 1 under the caption “Regulation.”

CRITICAL ACCOUNTING POLICIES

The Investment Manager has identified the most critical accounting estimates upon which the financial statements depend and determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments. The critical accounting policies relate to the valuation of investments, the recognition of income and expense, and income taxes.

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

Investments where market quotations for securities of the same issue are readily available on an exchange are marked-to-market at fair value at the closing price on the financial statement date. Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

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

The fair value of the Fund’s portfolio investments at December 31, 2016 and December 31, 2015 was determined in good faith by the Directors. The Directors are ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of December 31, 2016 and December 31, 2015:

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511

Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At December 31, 2016 and December 31, 2015, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s results of operations.

The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $8,411,791.

			Unobservable Input as of December 31, 2015
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

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

Income Taxes

During the year ended December 31, 2016 and period ended December 31, 2015, the Fund did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Fund will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Fund will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Fund will meet the requirements to qualify as a RIC or be able to maintain such status.

The Fund accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Fund recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Fund considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  As of December 31, 2015, the Fund recorded a valuation allowance against its total deferred tax assets as the Fund did not expect to realize the benefits from these assets prior to when the Fund qualifies as a RIC for federal income tax purposes.

As of December 31, 2016, the Fund concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period prior to RIC qualification, would be utilized. Consequently, the Fund has reversed a substantial portion of the deferred tax asset valuation allowance during the year ended December 31, 2016.  The evidence for such reduction was positive earnings for the year ended December 31, 2016, and the expectation of earnings going forward in the future. Potentially offsetting this positive evidence is the fact that the Fund had a loss before income taxes for the year ended December 31, 2015. If the Fund determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the year ended December 31, 2016, and period ended December 31, 2015, or accrued for as of December 31, 2016 and December 31, 2015.

Results of Operations – For the year ended December 31, 2016 and period ended December 31, 2015

Total investment income for the year ended December 31, 2016 was $2,048,411, and for the period ended December 31, 2015, was $102,611, which primarily consisted of interest income on investments held during the reporting period.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the year ended December 31, 2016 was $11,299,188, and for the period ended December 31, 2015 was $3,971,285.

As of the year ended December 31, 2016, and the period ended December 31, 2015, all investments held by the Fund incorporated fixed interest rates.  The weighted average interest rate on outstanding loans was 12.28% as of December 31, 2016 and 12.07% for the period ended December 31, 2015.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the year ended December 31, 2016 were $908,263. This amount consisted of investment management fees of $218,230 (gross fees of $295,764 less waived fees of $77,534), professional fees of $508,701, directors’ fees of $172,500, and other expenses of $8,832.  Total Fund expenses for the three months ended December 31, 2016 were $349,363.  This amount consisted of investment management fees of $122,955 (gross fees of $151,901 less waived fees of $28,946), professional fees of $177,071, directors’ fees of $47,750, and other expenses of $1,587.  Total Fund expenses for the period ended December 31, 2015 were $627,800.  This amount consisted of investment management fees of $26,195, organizational costs of $342,763, professional fees of $145,000, directors’ fees of $98,926 and other expenses of $14,916.

The investment management fee, amounting to $26,195 for the period ended December 31, 2015, was computed and paid quarterly in arrears in an amount equal to 1.75% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement which included the reduction of the management fee from 1.75% to 1.25% of Invested Capital.  Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, effective March 29, 2016. The investment management fee amounted to $218,230 (gross fees of $295,764 less waived fees of $77,534) for the year ended December 31, 2016. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The professional fees were comprised of legal, audit, tax and other professional fees.  Organizational expenses were comprised of various expenses related to formation of the Fund.   Other expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the year ended December 31, 2016 was $747,927, and net investment loss for the period ended December 31, 2015 was $525,189. Net investment income for the year ended December 31, 2016 increased primarily because of the Fund’s increasing base of income-producing assets during the year, versus its fixed expenses and net investment loss for the period ended December 31, 2015 arose primarily because of the Fund’s relatively small base of income-producing assets during the period, versus its fixed expenses. The Fund is continuing to make investments in income-producing assets and seeking additional capital commitments from investors; if the Fund is unsuccessful, fixed expenses will continue to be incurred and will be allocated to existing investors in the Fund.

There were no realized/unrealized gains or losses from investments during the year ended December 31, 2016 and period ended December 31, 2015. Net increase in net assets resulting from operations for the year ended December 31, 2016 was $747,927, and net decrease in net assets resulting from operations for the period ended December 31, 2015 was $525,189.

Due to additional commitments received in 2016 by the Partnership, portfolio investments and items of income and expense have been reallocated between the Fund, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the latest closing, which occurred on December 19, 2016.  Prior to the final closing, portfolio investments and items of income and expense are allocated according to the committed capital ownership percentages as of the latest closing. Following the latest closing, reallocation of portfolio investments and items of income and expense between the Fund, the Partnership and the Parallel Partnership has occurred.  As a result, included in the 2016 Consolidated Statements of Operations are reallocations of $28,268 (reallocations of investment income totaling $37,998 and reallocations of expenses totaling $9,730) which equal amounts previously included in the Consolidated Statements of Operations for the period ended December 31, 2015.

Financial Condition, Liquidity, and Capital Resources

During the year ended December 31, 2016, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s partners’ capital commitments to the Partnership. As of December 31, 2016 the Partnership had received subscriptions for capital in the amount of $59,010,000, of which $29,947,575 had been called and received and of which $17,686,358 was contributed to the Fund.  As of December 31, 2016, $29,062,425 of capital remains uncalled by the Partnership.

At December 31, 2016, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at December 31, 2016, expects to receive approximately $2,700,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of December 31, 2016, 0.7% of the Fund’s net assets consisted of cash. During the year ended December 31, 2016, the Fund invested its assets in senior subordinated notes. There were no distributions made by the Fund during the year ended December 31, 2016. The principal balance and fair value of loans in the Fund’s investment portfolio at December 31, 2016 were $23,527,112 and $23,149,094, respectively.

The financial statements include portfolio investments at fair value of $23,211,946 at December 31, 2016. The portfolio investments represent 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

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

The Fund, along with other Siguler Guff affiliated entities, is committed to purchase up to an additional $1,500,000 of senior subordinated notes of Gatekeeper Systems, Inc. as per the terms laid out in the original note purchase agreement. At the time of the closing of the additional senior subordinated notes (which is anticipated to occur in 2017), Gatekeeper Systems, Inc. must be in compliance with certain conditions and debt ratios. Provided the company complies with such conditions, the Fund would be required to purchase $136,421 of the additional senior subordinated notes.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation. The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $859,307. The Fund had no outstanding borrowings as of December 31, 2016. Should the Fund elect to use leverage, its sensitivity to changes in interest rates and other risks would be substantially greater. The Fund intends to manage credit risk through diversification, and continually monitors the financial condition of its borrowers and reports thereon to the Fund’s Board of Directors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder of Siguler Guff Small Business Credit Opportunities Fund, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of portfolio investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Siguler Guff Small Business Credit Opportunities Fund, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and December 31, 2015, and the results of their operations, their change in net assets and their cash flows for the year ended December 31, 2016 and for the period from October 13, 2015 (commencement of operations) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audits, which included confirmation of investments at December 31, 2016 and December 31, 2015 by correspondence with the custodian, provide a reasonable basis for our opinion.

New York, New York
March 31, 2017

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2016	December 31, 2015
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments (cost, December 31, 2016: $23,211,946; December 31, 2015: $6,833,511)	$23,211,946	$6,833,511

Cash	122,577	102,615
Interest receivable	108,702	34,004
Net deferred tax asset	94,837	-
Total Assets	$23,538,062	$6,970,130

Liabilities
Due to Affiliates	$5,323,799	$357,228
Accrued expenses and other liabilities	208,409	145,000
Taxes payable	96,758	-
Total Liabilities	5,628,966	502,228
Net Assets	$17,909,096	$6,467,902

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at December 31, 2016 and December 31, 2015	100	100
Paid-in capital in excess of par	17,686,258	7,017,991
Accumulated undistributed net investment income/(loss)	222,738	(525,189)
Receivable from stockholder	-	(25,000)
Total Net Assets	$17,909,096	$6,467,902

Net Asset Value Per Share	$179.09	$64.68

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments
December 31, 2016

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (129%) (1)
United States
Earthlite, LLC (2)	Business Equipment	11.00%	07/11/2022	$1,339,496	$1,314,575
Gatekeeper Systems, Inc. (2)	Security and Protection Services	11.00%	03/02/2022	$1,942,640	1,910,130
La Tavola, LLC (2)	Commercial Retail	11.00%	06/01/2021	$3,433,977	3,382,949
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$2,745,902	2,698,054
Northeastern Bus Rebuilders Inc. (2)	Business Services	10.00%	06/05/2022	$5,265,338	5,187,086
Rudy's Food Products, Inc. (2)	Processed & Packaged Goods	11.00%	07/05/2021	$5,361,235	5,267,650
Trachte, LLC (2)	Manufacturing	11.00%	04/13/2021	$3,438,524	3,388,650
Total Senior Subordinated Notes (Cost: $23,149,094)					$23,149,094

Money Market Fund (0%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $62,852)	U.S. Treasury Bills and Notes			62,852	$62,852
Total United States (Cost: $23,211,946)					$23,211,946

Total Portfolio Investments (Cost: $23,211,946)					$23,211,946

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

(2)	The Portfolio Investments have a stated payment-in-kind interest income rate of up to 2.00% which is not reflected in the stated interest rate.

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

(2)	The Portfolio Investments have a stated PIK rate of up to 1.00% which is not reflected in the stated interest rate.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$1,890,751	$97,234
Payment-in-kind interest income	157,660	5,377
Total Investment Income	2,048,411	102,611

Expenses
Investment Management Fee	295,764	26,195
Organizational costs	-	342,763
Professional fees	508,701	145,000
Directors fees	172,500	98,926
Other general and administrative	8,832	14,916
Total Expenses	985,797	627,800
Investment Management Fee Waived (Note 7)	(77,534)	-
Total Net Expenses	908,263	627,800
Net Investment Income/(Loss) before income tax (benefit)/expense	1,140,148	(525,189)
Income tax (benefit)/expense (Note 2)	392,221	-
Net Investment Income/(Loss) after income tax (benefit)/expense	747,927	(525,189)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$747,927	$(525,189)

Net Investment Income/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$7.48	$(5.25)
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax benefit/(expense)	$747,927	$(525,189)
Net Increase/(Decrease) in Net Assets Resulting from Operations	747,927	(525,189)

Capital Stock Transactions
Issuance of common stock	-	25,000
Contributions from stockholder	10,693,267	6,993,091
Receivable from stockholder	-	(25,000)
Net Increase in Net Assets From Capital Stock Transactions	10,693,267	6,993,091

Total Increase in Net Assets
Net assets at beginning of period	6,467,902	-
Net assets at end of period	$17,909,096	$6,467,902

Capital Share Activity
Shares issued	-	100,000
Shares redeemed	-	-
Net Increase/(Decrease) in Shares Outstanding	-	100,000

Undistributed Net Investment Income/(Loss)	$222,738	$(525,189)

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$747,927	$(525,189)
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of Portfolio Investments	(16,183,748)	(6,824,051)
Payment-in-kind interest income	(157,660)	(5,377)
Accretion of discount on notes	(37,027)	(4,083)
Decrease/(Increase) in interest receivable	(74,698)	(34,004)
Decrease/(Increase) in net deferred tax asset	(94,837)	-
(Decrease)/Increase in due to Affiliates	4,966,571	357,228
(Decrease)/Increase in accrued expenses and other liabilities	63,409	145,000
(Decrease)/Increase in taxes payable	96,758	-
Net Cash Used in Operating Activities	(10,673,305)	(6,890,476)

Cash Flows From Financing Activities
Payment of receivable from stockholder	25,000	-
Contributions from stockholder	10,668,267	6,993,091
Net Cash Provided by Financing Activities	10,693,267	6,993,091
Net Increase in Cash	19,962	102,615

Cash
Beginning of year/period	102,615	-
End of year/period	$122,577	$102,615

Supplemental cash flow information
Income Taxes Paid	$390,300	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

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

The Company’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments.  There can be no assurance that the Company will attain its investment objective.  The Company will typically invest in U.S. companies in the lower middle market segment. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2 to $15 million of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and between $10 to $100 million of revenue.  Investments take the form of mezzanine debt as well as some “unitranche” loans with a first lien on a company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Company’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the Company’s total investment.  The Company also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

The financial statements include portfolio investments at fair value of $23,211,946 at December 31, 2016 and $6,833,511 at December 31, 2015. The portfolio investments represent 129% of net assets at December 31, 2016 and 106% of net assets at December 31, 2015 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
December 31, 2016

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

Investments where market quotations for securities of the same issue are readily available on an exchange are marked-to-market at fair value at the closing price on the financial statement date.  Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

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

The fair value of the Company's portfolio investments at December 31, 2016 and December 31, 2015 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following table summarizes the level of the Company’s assets measured at fair value as of December 31, 2016 and December 31, 2015:

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$6,833,511	$6,833,511
Total Portfolio Investments	-	-	6,833,511	6,833,511
Cash Equivalents	43,430	-	-	43,430
Total	$43,430	$-	$6,833,511	$6,876,941

At December 31, 2016 and December 31, 2015, 100% of the Company’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.  The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $8,411,791.

			Unobservable Input as of December 31, 2015
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$6,833,511	Recent Transaction	Purchase Price	$1.9M - $2.4M

Total	$6,833,511

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

Senior Subordinated Notes

Beginning Balance, December 31, 2015	$6,833,511
Purchases	10,351,699
Reallocations	5,769,197
Accretion/Payment-in-kind interest income	194,687
Ending Balance, December 31, 2016	$23,149,094

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

Senior Subordinated Notes

Beginning Balance, October 13, 2015	$-
Purchases	6,824,051
Accretion/Payment-in-kind interest income	9,460
Ending Balance, December 31, 2015	$6,833,511

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 portfolio investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the year ended December 31, 2016 and period ended December 31, 2015, the Company has a net change in unrealized gain of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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

Cash
Cash is comprised of deposit accounts held at one United States financial institution. During the year, the balances held at the financial institution may at times exceed federally insured limits.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

Reallocations
Additional Limited Partners may be admitted to the Partnership and existing Limited Partners may increase their Capital Commitments, with the consent of the General Partner at any time up to and including the Final Closing.  Each Capital Commitment of such additional Limited Partner and each increased Capital Commitment, shall be treated as having been made, as of the Initial Closing date for all purposes of the Agreement.

Due to additional commitments received in 2016 by the Partnership, portfolio investments and items of income and expense have been reallocated between the Company, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the latest Closing, which occurred on December 19, 2016.

Prior to the Final Closing, portfolio investments and items of income and expense are allocated according to the committed capital ownership percentages as of the latest Closing. Following the latest Closing, reallocation of portfolio investments and items of income and expense between the Company, the Partnership and the Parallel Partnership has occurred.

As a result, included in the 2016 Consolidated Statements of Operations are reallocations of amounts previously included in the Consolidated Statements of Operations for the period ended December 31, 2015.  Below is a summary of such adjustments:

	2015 As Reported	Reallocations	2015 Adjusted
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$97,234	$36,015	$133,249
PIK interest income	5,377	1,983	7,360
Total Investment Income	102,611	37,998	140,609

Expenses
Investment Management Fee	26,195	9,730	35,925
Organizational costs	342,763	-	342,763
Professional fees	145,000	-	145,000
Directors fees	98,926	-	98,926
Other general and administrative	14,916	-	14,916
Total Expenses	627,800	9,730	637,530
Net Investment Loss	(525,189)	28,268	(496,921)
Net Decrease in Net Assets Resulting from Operations	$(525,189)	$28,268	$(496,921)

Income Taxes
During the year ended December 31, 2016 and period ended December 31, 2015, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Company meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Federal income taxes:
Current	$79,211	$-
Deferred	(83,598)	-
State income taxes:
Current	17,547	-
Deferred	(11,239)	-
Total	$1,921	$-

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Federal (1)	$425,211	$-
State (2)	61,847	-
Total Current	487,058	-
Deferred:
Federal	(83,598)	-
State	(11,239)	-
Total Deferred	(94,837)	-
Total Net (Benefit)/Expense	$392,221	$-

(1)	The current federal income tax (benefit)/expense is net of the use of federal net operating losses totaling $45,939.
(2)	The current state income tax (benefit)/expense is net of the use of state net operating losses totaling $41,822.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

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

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Deferred Tax Assets:
Accrued Professional Fees	$76,718	$56,410
Organizational Expenses	120,277	129,999
Debt Issuance Costs	66,828	-
Federal Net Operating Loss	-	15,603
State Net Operating Less	-	2,250
Total Deferred Tax Assets	$263,823	$204,262
Deferred Tax Liabilities:
Interest Income	-	1,071
Total Deferred Tax Liabilities	-	1,071
Valuation Allowance	(168,986)	(203,191)
Net Deferred Income Taxes	$94,837	$-

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

As of December 31, 2016, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period prior to RIC qualification, would be utilized. Consequently, the Company has reversed a substantial portion of the deferred tax asset valuation allowance during the year ended December 31, 2016.  The evidence for such reduction was positive earnings for the year ended December 31, 2016, and the expectation of earnings going forward in the future. Potentially offsetting this positive evidence is the fact that the Company had a loss before income taxes for the year ended December 31, 2015. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

At December 31, 2015, the Company had federal net operating loss carryforwards of $45,939 to offset future federal taxable income, to the extent permitted by U.S. federal income tax law.  The Company had state net operating loss carryforwards of $41,822 to offset future state taxable income, to the extent permitted by state income tax law. As of December 31, 2016, the Company used $87,761 of prior net operating loss carryforwards to offset federal and state taxable income.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets.

	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Computed "Expected" Tax Rate	34.00%	34.00%
State Income Taxes, Net of Federal Income Tax Benefit	2.93%	-
Deferred Tax Asset Valuation Allowance Impact	(2.53)%	(34.00)%
Effective Tax Rate	34.40%	0.00%

The Company records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company, and therefore, no provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the year ended December 31, 2016, and period ended December 31, 2015, or accrued for as of December 31, 2016 and December 31, 2015.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At December 31, 2016, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (“ASU No. 2014-15”, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern) which refers to management’s responsibility to evaluate during each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures.  Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date.  The new guidance applies to all companies. The guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  The adoption of this guidance did not have an impact on the financial statements of the Company.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

3.	Portfolio Investments

As of December 31, 2016, the Company held debt investments in seven companies and as of December 31, 2015, held debt investments in three companies.  The terms and conditions of those investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the year ended December 31, 2016 totaled $10,351,699 with an additional $5,769,197 being reallocated to the Company due to the reallocation of Portfolio Investments (see Note 2).  There were no sales, repayments or other exits of investments during the year ended December 31, 2016.

At December 31, 2016 and December 31, 2015, the cost of portfolio investments for federal income tax purposes was $23,324,043 and $6,833,511, respectively. There was no net unrealized appreciation of portfolio investments for federal income tax purposes.

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

In addition, the Company is subject to credit risk (the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument), interest rate risk (the risks associated with market changes in interest rates), illiquidity risk/risks of investing in smaller and lower middle market size companies (the risk that the value of Portfolio Investment will decline sharply after its purchase, whether because of adverse developments affecting that security or a general withdrawal of capital from the small and lower middle market) and concentration/lack of diversification risk (various factors, including prevailing market conditions, available investment opportunities, regulatory constraints, constraints imposed by certain portfolio companies, and the timing of investments, may prevent the Investment Manager from diversifying the Company’s portfolio or may result in the Company’s portfolio not being as diversified as the Investment Manager may otherwise prefer).

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

The Company’s risk of loss related to any one investment is generally limited to its aggregate investment in such Portfolio Investment.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

The Company, along with other Siguler Guff affiliated entities, is committed to purchase up to an additional $1,500,000 of senior subordinated notes of Gatekeeper Systems, Inc. as per the terms laid out in the original note purchase agreement.  At the time of the closing of the additional senior subordinated notes (which is anticipated to occur in 2017), Gatekeeper Systems, Inc. must be in compliance with certain conditions and debt ratios.  Provided the company complies with such conditions, the Company would be required to purchase $136,421 of the additional senior subordinated notes.

4.	Capital Stock

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital (“LP Contributions”) of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $59,010,000.  Total contributed capital to the Partnership through December 31, 2016 was $29,947,575, of which $17,686,358 was contributed to the Company.  The Partnership intends to seek additional capital commitments from investors; if the Partnership is unsuccessful, fixed expenses will continue to be incurred and will be allocated to existing investors in the Partnership.

Four Limited Partners of the Partnership have Committed Equity Capital in excess of ten percent of the total Committed Equity Capital of the Partnership, which cumulatively represent approximately 85% of the total Committed Equity Capital of the Partnership.  The concentration of these partners’ Committed Equity Capital could have a material effect on the Partnership and the Company in the event of default or other actions by these partners.

As of December 31, 2016 and December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Prior to qualifying as a RIC, distributions are not expected to be made from the Company.   Any distributions made will be at the sole discretion of the Directors.

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the year ended December 31, 2016, the Independent Directors received compensation from the Company aggregating to $172,500.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 to the Partnership, and Affiliates of the General Partner have committed $200,000 and $10,475,000 to the Partnership and Parallel Partnership, respectively.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

Due to Affiliates represents amounts paid on behalf of the Company by the Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Company as a result of the reallocation (see Note 2).

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  For the period from October 13, 2015 (commencement of operations) through November 8, 2016, the Investment Management Fee was paid by the Company quarterly in arrears in an amount equal to 1.75% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. On March 29, 2016, the Investment Manager voluntarily reduced the Investment Management Fee to 1.25% per annum (effective as of the commencement of the Company’s operations). This resulted in the Investment Manager waiving $77,534 for the year ended December 31, 2016.  The Investment Manager has no ability to claw back any Investment Management Fees waived.  On November 9, 2016, the Independent Directors amended the Investment Management Agreement reducing the Investment Management Fee from 1.75% to 1.25% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period.

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
December 31, 2016

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the year ended December 31, 2016 and for the period ended December 31, 2015.

	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015

Total Return[1]	5.34%	(21.31)%

Per Share Amounts:
Net Asset Value, Beginning of Year/Period	$64.68	$0.00
Net Increase/(Decrease) in Net Assets Resulting from Operations	7.48	(5.25)
Issuance of Common Stock	-	0.25
Receivable from Stockholder	-	(0.25)
Contributions from Stockholder	106.93	69.93
Net Asset Value, End of Year/Period	$179.09	$64.68

Net Assets, End of Year/Period	$17,909,096	$6,467,902
Average Net Assets	$11,524,160	$3,263,327

Ratios / Supplemental Data[2]:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	6.49%	(22.97)%
Ratio of total expenses to average net assets before Investment Management Fee Waived	8.55%	26.12%
Ratio of total expenses to average net assets after Investment Management Fee Waived	7.88%	-
Common Shares Outstanding, End of Year/Period	100,000	100,000
Portfolio Turnover Rate	0.00%	0.00%

[1]
Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the year ended, and adjusted for stockholder contributions and distributions during the year.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 176.89% for the year ended December 31, 2016 and 6,467,902% for the period ended December 31, 2015.  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

[2]	For the period ended December 31, 2015, ratios have been annualized, except for organizational costs, professional fees and Directors fees.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

10.	Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the year ended December 31, 2016 and for the period ended December 31, 2015 are presented below:

	As Of and For The Three Months Ended December 31, 2016	As Of and For The Three Months Ended September 30, 2016	As Of and For The Three Months Ended June 30, 2016	As Of and For The Three Months Ended March 31, 2016
Consolidated Statement of Operations Data:
Total Investment Income	$1,039,336	$386,336	$318,600	$304,139
Investment Management Fee, net of waiver	122,955	38,992	32,935	23,348
All Other Expenses	226,408	149,675	189,300	124,650
Income Tax (Benefit)/Expense	284,253	131,372	6,865	(30,269)
Net Investment Income/(Loss) after income tax (benefit)/expense	405,720	66,297	89,500	186,410
Net Increase/(Decrease) in Net Assets Resulting from Operations	405,720	66,297	89,500	186,410
Per Share Data:
Net Asset Value Per Share	$179.09	$126.53	$105.43	$97.49
Net Investment Income/(Loss) Per Share (Basic and Diluted)	4.06	0.66	0.90	1.86
Net Increase/(Decrease) in Net Assets Resulting from Operations
Per Share (Basic and Diluted)	4.06	0.66	0.90	1.86
Consolidated Statement of Assets and Liabilities Data at Period End:
Portfolio Investments, at fair value	$23,211,946	$13,008,361	$10,632,044	$9,928,461
Total Assets	23,538,062	13,321,264	10,892,974	10,201,275
Total Liabilities	5,628,966	667,890	349,874	452,260
Total Net Assets	17,909,096	12,653,374	10,543,100	9,749,015
Other Data:
Total Return[1]	5.34%	3.39%	2.86%	1.95%
Number of Portfolio Investments at Year/Period End	7	6	4	4

For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Consolidated Statement of Operations Data:
Total Investment Income	$102,611
Investment Management Fee	26,195
All Other Expenses	601,605
Income Tax (Benefit)/Expense	-
Net Investment Income/(Loss) after income tax (benefit)/expense	(525,189)
Net Increase/(Decrease) in Net Assets Resulting from Operations	(525,189)
Per Share Data:
Net Asset Value Per Share	$64.68
Net Investment Income/(Loss) Per Share (Basic and Diluted)	(5.25)
Net Increase/(Decrease) in Net Assets Resulting from Operations
Per Share (Basic and Diluted)	(5.25)
Consolidated Statement of Assets and Liabilities Data at Period End:
Portfolio Investments, at fair value	$6,833,511
Total Assets	6,970,130
Total Liabilities	502,228
Total Net Assets	6,467,902
Other Data:
Total Return[1]	(21.31)%
Number of Portfolio Investments at Year/Period End	3

1Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the year/period ended, and adjusted for stockholder contributions and distributions during the year/period.  The Comapny noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 176.89% as of the year ended December 31, 2016, 95.62% as of the nine months ended September 30, 2016, 63.00% as of the six months ended June 30, 2016, 50.73% as of the three months ended March 31, 2016 and 6,467,902% as of the period ended December 31, 2015.  The Fund determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

11.	Subsequent Events

On February 1, 2017, the Company purchased an additional $136,421 of senior subordinated notes in Gatekeeper Systems, Inc.

On March 27, 2017, the Company purchased $2,490,205 of senior subordinated notes in S.R. Smith, LLC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in the internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Fund is responsible for establishing and maintaining effective internal control over financial reporting.  The Fund’s internal control over financial reporting is a process that is implemented under the supervision of the Fund’s President and Chief Financial Officer to provide reasonable assurance with respect to the reliability and accuracy of financial reporting, and the preparation of its consolidated financial statements for reporting purposes are completed in accordance with generally accepted accounting principles (GAAP).  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Fund’s internal control over financial reporting as of December 31, 2016 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The directors of the Fund are:

Name	Age	Position(s) with the Fund	Director Since	Principal Occupation(s) During Past 5 Years and Other Directorships in Publicly Held Companies
Independent Directors
Mona Aboelnaga Kanaan	49	Director; Member of Audit and Nominating and Corporate Governance Committees	2015
Managing Member, K6 Investments (11/2011 – Present)

Managing Member, YOLA COLON LLC (1/2013 – Present)

Trustee, The Chapin School (5/2011 – Present)

Chairperson & Director, ABANA (1/2010 – Present)

Trustee, International House (11/2016 – present)

President & CEO, Proctor Investment Managers LLC (1/2006 – 11/2013)

Director, Peridiem Global Investors (11/2013 – 3/2015)

Julian Markby	65	Director; Chairman of Audit Committee; Member of Nominating and Corporate Governance Committee	2015
Director, Momentive Performance Materials (5/2013 – Present)

Director, Thiele Kaolin Company (4/2011 – Present)

Voting Proxy & Board Observer, Ligado Networks (12/2015 – Present)

Director, TwentyEight, Inc. (10/2016 – 2/2017)

Chairman, SP Fiber Holdings, Inc. (9/2012 – 10/2015)

Director, Altegrity, Inc. (11/2014 – 9/2015)

Director, NewPage Corporation (1/2011 – 12/2012)

Gregory J. Ricca	68	Director; Member of Audit Committee; Chairman of Nominating and Corporate Governance Committee	2015	Retired in 2010 as President & CEO of Discovery Networks International
Non-Independent Directors
George W. Siguler(1)	69	Chairman of the Board of Directors	2015	Managing Director, Founding Partner and Chief Investment Officer, Siguler Guff
Kevin Kester(1)	49	Director	2015	Managing Director, Siguler Guff
(1)	Because of Messrs. Siguler’s and Kester’s positions with the Investment Manager, they are “interested persons” of the Fund.

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

Section 16(a) Beneficial Ownership

Reporting Persons	Capacity in Which Filing Was Made

Siguler Guff Small Business Credit Opportunities Fund, LP; Siguler Guff SBCOF GP, LLC; Siguler Guff Capital, LP; George W. Siguler, Drew J. Guff and Donald P. Spencer; Carpenters’ Pension Trust Fund of St. Louis; Butler Conservation Fund; Etera Mutual Pension Insurance Company; LocalTapiola General Mutual Insurance Company; LocalTapiola Mutual Life Insurance Company
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

Name	Age	Position with the Fund	Principal Occupation(s) During Past 5 Years and Other Directorships in Publicly Held Companies
Sean Greene	52	President
Managing Director, Siguler Guff (9/2013 – Present)

Entrepreneur in Residence, Revolution/Case Foundation (4/2013 – 6/2014)

Associate Administrator for Investment & Special Advisor for Innovation, U.S. Small Business Administration (10/2009 – 3/2013)

Michael Ruggeri	47	Chief Financial Officer	Managing Director & Chief Financial Officer, Siguler Guff (1/2014 – Present) Partner, PricewaterhouseCoopers LLP (7/2006 – 12/2013) Manager/Senior Manager, PricewaterhouseCoopers LLP (7/1998 – 6/2006)
Sandip Kakar	46	Secretary	Managing Director & Managing Counsel, Siguler Guff (3/2015 – Present) Principal, Siguler Guff (8/2012 – 3/2015) Senior Associate, Clifford Chance US LLP (12/2006 – 7/2012)
Ken Burns	53	Assistant Vice President	Managing Director, Partner & Chief Operating Officer, Siguler Guff (3/2000 – Present)
Donald P. Spencer	61	Assistant Vice President	Managing Director, Founding Partner & Senior Counsel, Siguler Guff (1995 – Present)
Mark S. Denomme	50	Investment Professional of the Investment Manager	Managing Director, Siguler Guff (4/2014 – Present) Managing Director, Newstar Financial (5/2012 – 4/2014) Managing Director, Hercules Technology Growth Capital (10/2006 – 5/2012)
Christopher M. Barbier	37	Investment Professional of the Investment Manager	Vice President, Siguler Guff (2/2014 – Present) Vice President, Hartford Investment Management Co. (7/2010 – 4/2013)

ITEM 11.	EXECUTIVE COMPENSATION

Executive officers of the Fund do not receive any compensation for their services to the Fund. Accordingly, the Fund does not have a standing compensation committee that determines the compensation of executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 31, 2017, there were 100,000 Shares issued and outstanding, all owned by the Fund’s sole direct shareholder, the Partnership.

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

Title of Class	Name and Address	Amount of Ownership	Percent of Class	Relationship of Reporting Person
Common Stock	Siguler Guff Small Business Credit Opportunity Fund, LP 825 Third Avenue, 10th Floor New York, NY 10022	100,000	100%	5% Owner
Common Stock	Siguler Guff SBCOF GP, LLC 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (1)	100%	5% Owner
Common Stock	Siguler Guff Capital, LP 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (1)	100%	5% Owner
Common Stock	George W. Siguler 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner
Common Stock	Andrew Guff 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner
Common Stock	Donald Spencer 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner
Common Stock	Carpenters’ Pension Trust Fund of St. Louis 1401 Hampton Avenue St. Louis, MO 63139	16,946 (3)	16.95%	5% Owner
Common Stock	Butler Conservation Fund, Inc 60 Cuttermill Road, Suite 212 Great Neck, NY 11021	8,473 (3)	8,47%	5% Owner
Common Stock	Etera Mutual Pension Insurance Company Palkkatilanportti 1, 00240 Helsinki, Finland	33,892 (3)	33.89%	5% Owner

Common Stock	LocalTapiola General Mutual Insurance Company Revontulenkuja 1, FI-02010 Lahitapiola, Espoo, Finland	16,946	16.95%	5% Owner
Common Stock	LocalTapiola Mutual Life Insurance Company Revontulenkuja 1, FI-02010 Lahitapiola, Espoo, Finland	16,946	16.95%	5% Owner
None	Mona Aboelnaga Kanaan 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Julian Markby 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Greg Ricca 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Kevin Kester 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
Common Stock	Sean Greene 825 Third Avenue, 10th Floor New York, NY 10022	338 (3)	.33%	Officer - President
None	Kenneth Burns 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer
None	Mark Denomme 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer
None	Chris Barbier 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer
None	Sandip Kakar 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer - CLO and Secretary
None	Michael Ruggeri 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer - CFO
None	Jun Isoda 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer - Principal Accounting

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

(3)
The Carpenters’ Pension Trust Fund of St. Louis, Butler Conservation Fund, Inc., Etera Mutual Pension Insurance Company, LocalTapiola General Mutual Insurance Company, LocalTapiola Mutual Life Insurance Company, and Sean Greene indirectly beneficially own shares of Common Stock by virtue of their ownership of interests in Siguler Guff Small Business Credit Opportunities Fund, LP.

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

As compensation for its services to the Fund, the Investment Manager receives an Investment Management Fee from the Fund. The Investment Management Fee is paid by the Fund and computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital (as defined below), as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

One hundred percent (100%) of all directors’ fees, consulting and monitoring fees, advisory board or investment committee fees, commitment fees, break-up fees and advisory fees received by the Investment Manager or its affiliates in respect of the Fund’s portfolio investments shall be applied to reduce subsequent payments of the Investment Management Fee by the Fund.

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

In its meeting of December 14, 2016, the audit committee of the Fund (the “Audit Committee”), which consists of all of the independent directors, after considering a report from the Chief Financial Officer of the Fund determined to pre-approve the engagement of PWC to perform services that had not yet been identified up to a limit of $75,000 and to authorize the Chair of the Audit Committee to approve any additional engagement beyond the $75,000 limit.

The following is a summary of the aggregate fees payable by the Fund to PWC for the fiscal year ended December 31, 2016 and for the period ended December 31, 2015.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of the financial statements and services that are normally provided by PWC in connection with statutory and regulatory filings. Audit fees accrued during the fiscal year ended December 31, 2016 and the period ended December 31, 2015 were $125,000 for the year end audit and $25,000 per quarter for each of the quarterly reviews.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. There were $20,000 tax services and fees accrued during the fiscal year ended December 31, 2016 and the period ended December 31, 2015 which represented work related to preparation of tax returns, the Fund’s RIC qualification, excise tax distribution requirements, form extensions, etc.

All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal year ended December 31, 2016 and the period ended December 31, 2015.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015

Consolidated Schedules of Portfolio Investments as of December 31, 2016 and December 31, 2015

Consolidated Statements of Operations for the Year Ended December 31, 2016 and the period October 13, 2015 through December 31, 2015

Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2016 and the period October 13, 2015 through December 31, 2015

Consolidated Statements of Cash Flows for the Year Ended December 31, 2016 and the period October 13, 2015 through December 31, 2015

Notes to Consolidated Financial Statements

No schedules are required because the required information is included in the financial statements and the notes thereto.

(a)	2. Exhibits

See Exhibit Index following signature page in this Form 10-K, which Exhibit Index is incorporated herein by reference.

ITEM 16	10-K SUMMARY

Not Applicable as there are no additional items to mention.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.

(Registrant)

By:	/s/ Sean Greene	By:	/s/ Michael Ruggeri	By:	/s/ Jun Isoda
	Sean Greene		Michael Ruggeri		Jun Isoda
	President		Chief Financial Officer		Principal Accounting Officer
	Date: March 31, 2017		Date: March 31, 2017		Date: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
By: /s/ Mona Aboelnaga Kanaan Mona Aboelnaga Kanaan	Director	March 31, 2017
By: /s/ Kevin Kester Kevin Kester	Director	March 31, 2017
By: /s/ Julian Markby Julian Markby	Director	March 31, 2017
By: /s/ Gregory J. Ricca Gregory J. Ricca	Director	March 31, 2017
By: /s/ George W. Siguler George W. Siguler	Chairman of the Board and Director	March 31, 2017

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.
EXHIBIT INDEX
TO
FORM 10-K
For the year ended December 31, 2016

Exhibit	Description

3(i)
Articles of Incorporation of the Fund filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s For 10 filed with the Securities and Exchange Commission on July 21 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

4.1	Stock Purchase Agreement between the Fund and the Partnership, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21, 2014.

10.1	Form of Custodian Agreement with Citi Private Bank, filed herewith.

10.2	Form of Amended and Restated Investment Management Agreement between the Fund and the Investment Manager, filed herewith.

31.1	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002, filed herewith.