Form 10-Q
period 2017-03-31
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2017-05-12
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2017 there were 100,000 shares of the registrant’s common stock outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our current prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to make distributions;

•	the adequacy of our cash resources and working capital including our ability to raise additional capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the effect of changes in tax laws and regulations and interpretations thereof;

•	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;

•	general price and volume fluctuations in the financial markets;

•	the ability of the Investment Manager to attract and retain highly talented professionals; and

•	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2017	December 31, 2016
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments (cost, March 31, 2017: $30,033,703; December 31, 2016: $23,211,946)	$30,033,703	$23,211,946
Cash	89,678	122,577
Interest receivable	158,825	108,702
Net deferred tax asset	15,577	94,837
Total Assets	$30,297,783	$23,538,062

Liabilities
Due to Affiliates	$5,323,015	$5,323,799
Accrued expenses and other liabilities	201,028	208,409
Taxes payable	154,976	96,758
Total Liabilities	5,679,019	5,628,966
Net Assets	$24,618,764	$17,909,096

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at March 31, 2017 and December 31, 2016	100	100
Paid-in capital in excess of par	24,061,258	17,686,258
Accumulated undistributed net investment income/(loss)	557,406	222,738
Total Net Assets	$24,618,764	$17,909,096

Net Asset Value Per Share	$246.19	$179.09

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
March 31, 2017

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (121%) (1)
United States
C&M Technologies Group, Inc.	Industrial Equipment & Components	12.00%	09/30/2022	$3,906,320	$3,837,984
Earthlite, LLC (2)	Business Equipment	11.00%	07/11/2022	$1,339,496	1,315,359
Gatekeeper Systems, Inc. (2)	Security and Protection Services	11.00%	03/02/2022	$2,253,714	2,217,264
La Tavola, LLC (2)	Commercial Retail	11.00%	06/01/2021	$3,442,570	3,393,675
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$2,745,902	2,699,801
Northeastern Bus Rebuilders Inc. (2)	Business Services	10.00%	06/05/2022	$5,265,338	5,189,657
Rudy's Food Products, Inc. (2)	Processed & Packaged Goods	11.00%	07/05/2021	$5,388,086	5,298,070
S.R. Smith, LLC	Consumer / Sporting Goods	11.00%	03/27/2022	$2,490,205	2,459,130
Trachte, LLC (2)	Manufacturing	11.00%	04/13/2021	$3,447,120	3,399,423
Total Senior Subordinated Notes (Cost: $29,810,363)					$29,810,363

Money Market Fund (1%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $223,340)	U.S. Treasury Bills and Notes			223,340	$223,340
Total United States (Cost: $30,033,703)					$30,033,703

Total Portfolio Investments (Cost: $30,033,703)					$30,033,703

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

(2)	The Portfolio Investments have a stated payment-in-kind interest income rate of up to 2.00% which is not reflected in the stated interest rate.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$699,680	$290,434
Payment-in-kind interest income	49,384	13,705
Total Investment Income	749,064	304,139

Expenses
Investment Management Fee	91,055	43,165
Directors fees	41,250	41,250
Professional fees	33,737	81,913
Other general and administrative	1,865	1,487
Total Expenses	167,907	167,815
Investment Management Fee Waived (Note 7)	-	(19,817)
Total Net Expenses	167,907	147,998
Net Investment Income/(Loss) before income tax (benefit)/expense	581,157	156,141
Income tax (benefit)/expense (Note 2)	246,489	(30,269)
Net Investment Income/(Loss) after income tax (benefit)/expense	334,668	186,410

Net Increase/(Decrease) in Net Assets Resulting from Operations	$334,668	$186,410

Net Investment Income/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$3.35	$1.86
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax benefit/(expense)	$334,668	$186,410
Net Increase/(Decrease) in Net Assets Resulting from Operations	334,668	186,410

Capital Stock Transactions
Contributions from stockholder	6,375,000	3,094,703
Net Increase in Net Assets From Capital Stock Transactions	6,375,000	3,094,703

Total Increase in Net Assets
Net assets at beginning of period	17,909,096	6,467,902
Net assets at end of period	$24,618,764	$9,749,015

Capital Share Activity
Shares issued	-	-
Shares redeemed	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-

Undistributed Net Investment Income/(Loss)	$557,406	$(338,779)

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$334,668	$186,410
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of Portfolio Investments	(6,757,904)	(3,069,360)
Payment-in-kind interest income	(49,384)	(13,705)
Accretion of discount on notes	(14,469)	(11,885)
Decrease/(Increase) in interest receivable	(50,123)	(9,709)
Decrease/(Increase) in net deferred tax asset	79,260	(70,300)
(Decrease)/Increase in due to Affiliates	(784)	(126,249)
(Decrease)/Increase in accrued expenses and other liabilities	(7,381)	36,250
(Decrease)/Increase in taxes payable	58,218	40,031
Net Cash Used in Operating Activities	(6,407,899)	(3,038,517)

Cash Flows From Financing Activities
Payment of receivable from stockholder	-	25,000
Contributions from stockholder	6,375,000	3,069,703
Net Cash Provided by Financing Activities	6,375,000	3,094,703
Net (Decrease)/Increase in Cash	(32,899)	56,186

Cash
Beginning of period	122,577	102,615
End of period	$89,678	$158,801

Supplemental cash flow information
Income Taxes Paid	$109,011	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  The results of operations for interim periods are not necessarily indicative of operating results for an entire year.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2016.

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

The financial statements include portfolio investments at fair value of $30,033,703 at March 31, 2017 and $23,211,946 at December 31, 2016. The portfolio investments represent 122% of net assets at March 31, 2017 and 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
March 31, 2017

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The fair value of the Company's portfolio investments at March 31, 2017 and December 31, 2016 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following table summarizes the level of the Company’s assets measured at fair value as of March 31, 2017 and December 31, 2016:

	Assets at Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$29,810,363	$29,810,363
Money Market Fund	223,340	-	-	223,340
Total Portfolio Investments	$223,340	$-	$29,810,363	$30,033,703

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

At March 31, 2017 and December 31, 2016, 100% of the Company’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.  The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of March 31, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$18,323,592	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$18,323,592

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $11,486,771 as of March 31, 2017.

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $8,411,791 as of December 31, 2016.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

	Senior Subordinated Notes

	March 31, 2017	March 31, 2016
Beginning Balance	$23,149,094	$6,833,511
Purchases	6,597,416	3,069,360
Accretion/Payment-in-kind interest income	63,853	25,590
Ending Balance	$29,810,363	$9,928,461

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 portfolio investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the periods ended March 31, 2017 and March 31, 2016, the Company has a net change in unrealized gain of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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
March 31, 2017

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

Income Taxes

During the period ended March 31, 2017 and the year ended December 31, 2016, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Company meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Federal income taxes:
Current	$144,565	$79,211
Deferred	(13,599)	(83,598)
State income taxes:
Current	10,411	17,547
Deferred	(1,978)	(11,239)
Total	$139,399	$1,921

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Federal	$144,565	$35,851
State	22,664	4,180
Total Current	167,229	40,031
Deferred:
Federal	69,999	(63,067)
State	9,261	(7,233)
Total Deferred	79,260	(70,300)
Total Net (Benefit)/Expense	$246,489	$(30,269)

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

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

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Deferred Tax Assets:
Accrued Professional Fees	$13,580	$76,718
Organizational Expenses	119,262	120,277
Debt Issuance Costs	84,905	66,828
Total Deferred Tax Assets	$217,747	$263,823
Valuation Allowance	(202,170)	(168,986)
Net Deferred Income Taxes	$15,577	$94,837

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

As of March 31, 2017 and December 31, 2016, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Company recorded a valuation allowance of $202,170 and $168,986 against its deferred tax assets, for the period ending March 31, 2017 and for the year ending December 31, 2016, respectively, representing the portion of deferred tax assets for which the Company is not expected to realize a benefit after the Company meets RIC qualification. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of March 31, 2017 and December 31, 2016, the Company had no federal or state net operating loss carryforwards.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets.

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Computed "Expected" Tax Rate	34.00%	34.00%
State Income Taxes, Net of Federal Income Tax Benefit	3.62%	2.93%
Deferred Tax Asset Valuation Allowance Impact	4.79%	(2.53)%
Effective Tax Rate	42.41%	34.40%

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The Company records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company, and therefore, no provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the periods ended March 31, 2017 or accrued for as of March 31, 2017 and December 31, 2016.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At March 31, 2017, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

3.	Portfolio Investments

As of March 31, 2017, the Company held debt investments in nine companies and as of December 31, 2016, held debt investments in seven companies.  The terms and conditions of those investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the period ended March 31, 2017 totaled $6,597,416.  There were no sales, repayments or other exits of investments during the period ended March 31, 2017.

At March 31, 2017 and December 31, 2016, the cost of portfolio investments for federal income tax purposes was $30,031,191 and $23,324,043, respectively. There was no net unrealized appreciation of portfolio investments for federal income tax purposes.

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
March 31, 2017

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

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital (“LP Contributions”) of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $59,010,000.  Total contributed capital to the Partnership through March 31, 2017 was $39,094,125, of which $24,061,358 was contributed to the Company.  The Partnership intends to seek additional capital commitments from investors; if the Partnership is unsuccessful, fixed expenses will continue to be incurred and will be allocated to existing investors in the Partnership.

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

As of March 31, 2017 and December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Prior to qualifying as a RIC, distributions are not expected to be made from the Company.   Any distributions made will be at the sole discretion of the Directors.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the period ended March 31, 2017, the Independent Directors received compensation from the Company aggregating to $41,250.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 to the Partnership, and Affiliates of the General Partner have committed $200,000 and $10,475,000 to the Partnership and Parallel Partnership, respectively.

Due to Affiliates represents amounts paid on behalf of the Company by the Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Company as a result of reallocations (see Note 2).

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  For the period from October 13, 2015 (commencement of operations) through November 8, 2016, the Investment Management Fee was paid by the Company quarterly in arrears in an amount equal to 1.75% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. On March 29, 2016, the Investment Manager voluntarily reduced the Investment Management Fee to 1.25% per annum (effective as of the commencement of the Company’s operations). This resulted in the Investment Manager waiving $19,817 for the three months ended March 31, 2016.  The Investment Manager has no ability to claw back any Investment Management Fees waived.  On November 9, 2016, the Independent Directors amended the Investment Management Agreement reducing the Investment Management Fee from 1.75% to 1.25% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period.  For the three months ended March 31, 2017, the amended Investment Management Fee rate of 1.25% was in affect and as such, there were no Investment Management Fees waived during the period.

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
March 31, 2017

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the three months ended March 31, 2017 and March 31, 2016.

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Total Return[1]	1.87%	1.95%

Per Share Amounts:
Net Asset Value, Beginning of Year/Period	$179.09	$64.68
Net Increase/(Decrease) in Net Assets Resulting from Operations	3.35	1.86
Contributions from Stockholder	63.75	30.95
Net Asset Value, End of Period	$246.19	$97.49

Net Assets, End of Period	$24,618,764	$9,749,015
Average Net Assets	$19,564,798	$8,854,866

Ratios / Supplemental Data:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	1.71%	2.11%
Ratio of total expenses to average net assets before Investment Management Fee Waived	0.86%	1.90%
Ratio of total expenses to average net assets after Investment Management Fee Waived	0.86%	1.67%
Common Shares Outstanding, End of Period	100,000	100,000
Portfolio Turnover Rate	0.00%	0.00%

[1]
Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the year ended, and adjusted for stockholder contributions and distributions during the year.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 37.47% as of the three months ended March 31, 2017 (not annualized) and 50.73% as of the three months ended March 31, 2016 (not annualized).  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

10.	Subsequent Events

On April 5, 2017, the Company purchased an additional $333,655 of senior subordinated notes in Gatekeeper Systems, Inc.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which Siguler Guff Advisers (the “Investment Manager”) defines as privately-owned companies with between $2 to 15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 to 100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment.  The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of March 31, 2017 (excluding cash and cash equivalents) consisted of 9 investments comprising the healthcare services, manufacturing, processed and packaged goods, business equipment, business services, commercial retail, consumer and sporting goods, industrial equipment and components, and security and protection services industries.

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

Investments where market quotations for securities of the same issue are readily available on an exchange are marked to market at fair value at the closing price on the financial statement date.  Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

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

The fair value of the Fund’s portfolio investments at March 31, 2017 and December 31, 2016 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of March 31, 2017 and December 31, 2016.

	Assets at Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$29,810,363	$29,810,363
Money Market Fund	223,340	-	-	223,340
Total Portfolio Investments	$223,340	$-	$29,810,363	$30,033,703

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

At March 31, 2017 and December 31, 2016, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:
			Unobservable Input as of March 31, 2017
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$18,323,592	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$18,323,592

Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $11,486,771 as of March 31, 2017.

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $8,411,791 as of December 31, 2016.

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

Income Taxes

During the period ended March 31, 2017 and the year ended December 31, 2016, the Fund did not qualify to be treated as a RIC for federal income tax purposes.  As such, the Fund will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Fund will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Fund will meet the requirements to qualify as a RIC or be able to maintain such status.

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

As of March 31, 2017 and December 31, 2016, the Fund concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Fund recorded a valuation allowance against a portion of its deferred tax assets, for the period ending March 31, 2017 and for the year ending December 31, 2016, representing the portion of deferred tax assets for which the Fund is not expected to realize a benefit after the Fund meets RIC qualification. If the Fund determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.  The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense.  No interest or penalties were recorded during the periods ended March 31, 2017 or accrued for as of March 31, 2017 and December 31, 2016.

Results of Operations – For the three months ended March 31, 2017 and three months ended March 31, 2016

Total investment income for the three months ended March 31, 2017 was $749,064 and for the three months ended March 31, 2016 was $304,139, which primarily consisted of interest income on investments held during the reporting period.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended March 31, 2017 was $25,291,454, and during the three months ended March 31, 2016 was $9,308,459.

As of the three months ended March 31, 2017, and the three months ended March 31, 2016, all investments held by the Fund incorporated fixed interest rates.  The weighted average interest rate on outstanding loans was 12.14% for the three months ended March 31, 2017 and 12.05% for the three months ended March 31, 2016.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the three months ended March 31, 2017 was $167,907.  This amount consisted of investment management fees of $91,055, directors’ fees of $41,250, professional fees of $33,737, and other general and administrative expenses of $1,865. There was an income tax expense of $246,489 for the three months ended March 31, 2017.  Total Fund expenses for the three months ended March 31, 2016 was $147,998. This amount consisted of investment management fees of $23,348 (gross fees of $43,165 less waived fees of $19,817), professional fees of $81,913, directors’ fees of $41,250, and other general and administrative expenses of $1,487.  There was an income tax benefit of $30,269 for the three months ended March 31, 2016.

The Fund’s investment management fee, amounting to $91,055 for the three months ended March 31, 2017 was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement which included the reduction of the management fee from 1.75% to 1.25% of Invested Capital.  Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. The Fund’s investment management fee amounted to $23,348 (gross fees of $43,165 less waived fees of $19,817) for the three months ended March 31, 2016.   “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the three months ended March 31, 2017 and three months ended March 31, 2016 were comprised of legal, audit, tax and other professional fees. Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the three months ended March 31, 2017 was $334,668.  Net investment income for the three months ended March 31, 2016 was $186,410.  The increase in net investment income was due to the increase in the number of investments that pay interest during the period.  The Fund is continuing to make investments in income-producing assets and seeking additional capital commitments from investors; if the Fund is unsuccessful, fixed expenses will continue to be incurred and will be allocated to existing investors in the Fund.

There was no realized/unrealized gains or losses from investments during the three months ended March 31, 2017 and three months ended March 31, 2016.  Net increase in net assets resulting from operations for the three months ended March 31, 2017 was $334,668.  Net increase in net assets resulting from operations for the three months ended March 31, 2016 was $186,410.

Financial Condition, Liquidity, and Capital Resources

During the three months ended March 31, 2017 and March 31, 2016, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  From inception of the Partnership through March 31, 2017, the Partnership had received subscriptions for capital in the amount of $59,010,000, of which $39,094,125 had been called and of which $24,061,358 was contributed to the Fund.  As of March 31, 2017, $19,915,875 of capital remained uncalled by the Partnership.

At March 31, 2017, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at March 31, 2017, expects to receive approximately $3,500,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

For the three months ended March 31, 2017, 0.4% of the Fund’s net assets consisted of cash.  For the year ended December 31, 2016, 0.7% of the Fund’s net assets consisted of cash.  During the three months ended March 31, 2017 and year ended December 31, 2016, the Fund invested in senior subordinated notes. There were no distributions made by the Fund during the three months ended March 31, 2017 and year ended December 31, 2016. The principal balance and fair value of loans in the Fund’s investment portfolio at March 31, 2017 and December 31, 2016 was $30,278,751 and $29,810,363, and $23,527,112 and $23,149,094, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $30,033,703 at March 31, 2017 and $23,211,946 at December 31, 2016. The portfolio investments represent 122% of net assets at March 31, 2017 and 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

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

Effect of Certain Investments and Investment Practices. The Fund’s activities generally may be unlike the typical activities engaged in by most investment companies that seek to qualify as RICs for federal income tax purposes. Certain aspects of these activities may at times make it more difficult for the Fund to satisfy the requirements for qualifying as a RIC than is the case for other investment companies. For example, because the Fund generally will call capital from the Partnership on an “as needed” basis and will have relatively few investments in its early period of operations, the Fund will not be holding substantial amounts of “cash and cash items” that could be counted towards the Fund’s RIC diversification requirements. As noted above, it is anticipated that the Fund will not meet the RIC requirements (and in particular the diversification requirement) until the third year of its investment operations, and there is no assurance that the Fund will meet the requirements to qualify as a RIC within that timeframe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Fund’s business activities entail various elements of risk.  The Fund considers the principal types of market risk to be interest rate risk, credit risk and valuation risk.  Accordingly, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation.  The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $1,099,000. The Fund had no outstanding borrowings as of March 31, 2017. Should the Fund elect to use leverage, its sensitivity to changes in interest rates and other risks would be substantially greater. The Fund intends to manage credit risk through diversification, and continually monitors the financial condition of its borrowers and reports thereon to the Fund’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Fund is not currently a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

The risks described in the Annual Report on Form 10-K and Quarterly 10-Q are not the only risks facing the Fund.  Additional risks and uncertainties not currently known to the Fund or the Investment Manager or that the Fund or the Investment Manager currently believe to be insignificant may materially affect the Fund’s business and financial condition in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Funds have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through March 31, 2017, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities

This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the first fiscal quarter of 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
January 1, 2017 through January 31, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
February 1, 2017 through February 28, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
March 1, 2017 through March 31, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

There will be no dividend payments made until the final closing of the Fund.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)
As reported in Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2017, Jun Isoda, the Principal Accounting Officer of the Siguler Guff Small Business Credit Opportunities Fund, Inc. (“SBCOF” or the “Fund”), assumed the principal financial and accounting responsibilities of the Fund.  On the same date, Michael Ruggeri resigned as the Chief Financial Officer and Treasurer of the Fund.  Mr. Isoda joined the Fund’s Investment Manager Siguler Guff Advisers, LLC (“Investment Manager” or the “Firm”), in November 2007, and is responsible for managing the accounting and financial reporting functions of all multi-manager funds and direct investment products of the Firm, and oversight of all accounting and finance related communications with existing and prospective investors.  Mr. Isoda is actively involved in various operational and investment-related processes within the Firm, including strategic planning, due diligence and evaluating the financial controls of the Firm’s existing and prospective managers.  He also serves on the Firm’s Operations, Allocation, Valuation, and Compliance Committees.  The Board of Directors of the Fund, including the Independent Directors (“Directors”), voted to appoint Mr. Isoda Chief Financial Officer and Treasurer of the Fund at a meeting of the Directors on May 9, 2017.

(b)	No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund’s Board of Directors.

ITEM 6.	EXHIBITS.

Exhibit	Description

3(i)	Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

31.1-31.2	Certifications pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

32.1-32.2	Certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

May 12, 2017	By:	/s/ Jun Isoda
	Name:	Jun Isoda
	Title:	Chief Financial Officer and Treasurer

May 12, 2017	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President