Form 10-Q
period 2017-06-30
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2017-08-11
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐          Accelerated Filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2017 there were 100,000 shares of the registrant’s common stock outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our current prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to make distributions;

•	the adequacy of our cash resources and working capital including our ability to raise additional capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the effect of changes in tax laws and regulations and interpretations thereof;

•	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;

•	general price and volume fluctuations in the financial markets;

•	the ability of the Investment Manager to attract and retain highly talented professionals; and

•	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2017	December 31, 2016
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments (cost, June 30, 2017: $26,626,325; December 31, 2016: $23,211,946)	$26,626,325	$23,211,946
Cash	4,229,306	122,577
Other receivable	176,994	-
Interest receivable	83,998	108,702
Prepaid taxes	55,541	-
Net deferred tax asset	1,422	94,837
Total Assets	$31,173,586	$23,538,062

Liabilities
Due to Affiliates	$3,639,844	$5,323,799
Accrued expenses and other liabilities	92,128	208,409
Taxes payable	-	96,758
Total Liabilities	3,731,972	5,628,966
Net Assets	$27,441,614	$17,909,096

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized,100,000 issued and 100,000 outstanding at June 30, 2017 and December 31, 2016	100	100
Paid-in capital in excess of par	26,154,808	17,686,258
Accumulated undistributed net investment income/(loss)	1,286,706	222,738
Total Net Assets	$27,441,614	$17,909,096

Net Asset Value Per Share	$274.42	$179.09

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
June 30, 2017

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (90%) (1)
United States
C&M Technologies Group, Inc.	Industrial Equipment & Components	12.00%	09/30/2022	$3,879,056	$3,813,384
Earthlite, LLC (2)	Business Equipment	11.00%	07/11/2022	$1,330,072	1,306,909
Gatekeeper Systems, Inc. (2)	Security and Protection Services	11.00%	03/02/2022	$2,575,547	2,535,058
La Tavola, LLC (2)	Commercial Retail	11.00%	06/01/2021	$3,426,901	3,380,546
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$2,726,582	2,683,931
Northeastern Bus Rebuilders Inc. (2)	Business Services	10.00%	06/05/2022	$5,228,292	5,155,776
S.R. Smith, LLC	Consumer / Sporting Goods	11.00%	03/27/2022	$2,472,825	2,443,139
Trachte, LLC (2)	Manufacturing	11.00%	04/13/2021	$3,431,424	3,386,301
Total Senior Subordinated Notes (Cost: $24,705,044)					$24,705,044

Term Notes (6%) (1)
United States
NetFortris Operating Co., Inc. (3) (Cost: $1,678,220)	Telecommunications	LIBOR + 8.40%	02/21/2021	$1,686,546	$1,678,220

Total Senior Subordinated and Term Notes (Cost: $26,383,264)					$26,383,264

Money Market Fund (1%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $243,061)	U.S. Treasury Bills and Notes			243,061	$243,061

Total United States (Cost: $26,626,325)					$26,626,325

Total Portfolio Investments (Cost: $26,626,325)					$26,626,325

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

(3)
The interest rate of this investment is equal to the greater of LIBOR plus 8.40% or 8.90% through the fiscal quarter ending December 31, 2017.  Thereafter, the interest rate is equal to the greater of LIBOR plus 8.40% or 8.90% if the senior leverage ratio is greater than or equal to 3.50x, the greater of LIBOR plus 9.00% or 9.50% if the senior leverage ratio is less than 3.50x and greater than or equal to 3.00x or the greater of LIBOR plus 9.50% or 10.00% if the senior leverage ratio is less than 3.00x.  The senior leverage ratio is equal to total obligations minus total cash divided by EBITDA of the portfolio investment.

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

(2)	The Portfolio Investments have a stated payment-in-kind interest income rate of up to 2.00% which is not reflected in the stated interest rate.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$892,995	$1,592,675	$287,362	$577,796
Other income	230,764	230,764	-	-
Payment-in-kind interest income	48,794	98,178	31,238	44,943
Total Investment Income	1,172,553	1,921,617	318,600	622,739

Expenses
Investment Management Fee	94,760	185,815	46,109	89,273
Professional fees	61,170	94,907	144,550	226,463
Directors fees	44,250	85,500	42,250	83,500
Other general and administrative	7,228	9,091	2,500	3,989
Total Expenses	207,408	375,313	235,409	403,225
Investment Management Fee Waived (Note 7)	493	493	(13,174)	(32,991)
Total Net Expenses	207,901	375,806	222,235	370,234
Net Investment Income/(Loss) before income tax (benefit)/expense	964,652	1,545,811	96,365	252,505
Income tax (benefit)/expense (Note 2)	321,038	567,527	6,865	(23,405)
Net Investment Income/(Loss) after income tax (benefit)/expense	643,614	978,284	89,500	275,910

Realized Gain/(Loss) on Portfolio Investments
Non-Controlled, Non-Affiliated Investments:
Net Realized Gain/(Loss)	85,684	85,684	-	-
Net Realized Gain/(Loss) on Portfolio Investments	85,684	85,684	-	-

Net Increase/(Decrease) in Net Assets Resulting from Operations	$729,298	$1,063,968	$89,500	$275,910

Net Investment Income/(Loss) after income tax (benefit)/expense Per Share (Basic and Diluted)	$6.44	$9.78	$0.90	$2.76

Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$7.29	$10.64	$0.90	$2.76
Weighted average shares outstanding	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax benefit/(expense)	$978,284	$275,910
Net realized gain/(loss) on Portfolio Investments	85,684	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	1,063,968	275,910

Capital Stock Transactions
Contributions from stockholder	8,468,550	3,799,288
Net Increase in Net Assets From Capital Stock Transactions	8,468,550	3,799,288

Total Increase in Net Assets
Net assets at beginning of period	17,909,096	6,467,902
Net assets at end of period	$27,441,614	$10,543,100

Capital Share Activity
Shares issued	-	-
Shares redeemed	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-

Undistributed Net Investment Income/(Loss)	$1,286,706	$(249,279)

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$1,063,968	$275,910
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Used in Operating Activities:
Net Realized Gain/(Loss) on Portfolio Investments	(85,684)	-
Purchases of Portfolio Investments	(8,573,749)	(3,743,945)
Sales of Portfolio Investments	5,376,972	-
Payment-in-kind interest income	(98,178)	(44,943)
Accretion of discount on notes	(33,740)	(9,645)
Decrease/(Increase) in other receivable	(176,994)	-
Decrease/(Increase) in interest receivable	24,704	(9,431)
Decrease/(Increase) in prepaid taxes	(55,541)	(77,638)
Decrease/(Increase) in net deferred tax asset	93,415	(41,767)
(Decrease)/Increase in due to Affiliates	(1,683,955)	(74,632)
(Decrease)/Increase in accrued expenses and other liabilities	(116,281)	(77,722)
(Decrease)/Increase in taxes payable	(96,758)	-
Net Cash Used in Operating Activities	(4,361,821)	(3,803,813)

Cash Flows From Financing Activities
Payment of receivable from stockholder	-	25,000
Contributions from stockholder	8,468,550	3,774,288
Net Cash Provided by Financing Activities	8,468,550	3,799,288
Net Increase/(Decrease) in Cash	4,106,729	(4,525)

Cash
Beginning of period	122,577	102,615
End of period	$4,229,306	$98,090

Supplemental cash flow information
Income Taxes Paid	$626,411	$77,638

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

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
June 30, 2017

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

The financial statements include portfolio investments at fair value of $26,626,325 at June 30, 2017 and $23,211,946 at December 31, 2016. The portfolio investments represent 97% of net assets at June 30, 2017 and 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
June 30, 2017

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The fair value of the Company's portfolio investments at June 30, 2017 and December 31, 2016 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following table summarizes the level of the Company’s assets measured at fair value as of June 30, 2017 and December 31, 2016:

	Assets at Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$24,705,044	$24,705,044
Term Notes	-	-	1,678,220	1,678,220
Money Market Fund	243,061	-	-	243,061
Total Portfolio Investments	$243,061	$-	$26,383,264	$26,626,325

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

At June 30, 2017 and December 31, 2016, 100% of the Company’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.  The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of June 30, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$18,448,521	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$18,448,521

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $7,934,743 as of June 30, 2017.

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $8,411,791 as of December 31, 2016.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

	For the Three Months Ended June 30, 2017
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$29,810,363	$146,277	$(5,376,972)	$(59,160)	$98,852	$85,684	$24,705,044
Term Notes	-	1,678,113	-	-	107	-	1,678,220
Total	$29,810,363	$1,824,390	$(5,376,972)	$(59,160)	$98,959	$85,684	$26,383,264

	For the Six Months Ended June 30, 2017
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$23,149,094	$6,578,596	$(5,376,972)	$136,831	$131,811	$85,684	$24,705,044
Term Notes	-	1,678,113	-	-	107	-	1,678,220
Total	$23,149,094	$8,256,709	$(5,376,972)	$136,831	$131,918	$85,684	$26,383,264

	For the Three Months Ended June 30, 2016
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$9,928,461	$674,583	$-	$-	$29,000	$-	$10,632,044
Term Notes	-	-	-	-	-	-	-
Total	$9,928,461	$674,583	$-	$-	$29,000	$-	$10,632,044

	For the Six Months Ended June 30, 2016
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$6,833,511	$3,743,945	$-	$-	$54,588	$-	$10,632,044
Term Notes	-	-	-	-	-	-	-
Total	$6,833,511	$3,743,945	$-	$-	$54,588	$-	$10,632,044

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 portfolio investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the periods ended June 30, 2017 and June 30, 2016, the Company has a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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
June 30, 2017

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

Other income includes the estimated amount of the exit fee due in connection with the purchase of the NetFortris Operating Co., Inc. term notes as well as a prepayment fee received in connection with the sale of the Rudy's Food Products, Inc. senior subordinated notes.

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

Due to additional commitments received in 2017 by the Partnership and Parallel Partnership, portfolio investments and items of income and expense have been reallocated between the Company, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the latest Closing, which occurred on June 30, 2017.

Prior to the Final Closing, portfolio investments and items of income and expense are allocated according to the committed capital ownership percentages as of the latest Closing. Following the latest Closing, reallocation of portfolio investments and items of income and expense between the Company, the Partnership and the Parallel Partnership has occurred.

As a result, included in the Consolidated Statements of Operations for three and six month period ended June 30, 2017 are reallocations of amounts previously included in the Consolidated Statements of Operations for the period ended December 31, 2015 and year ended December 31, 2016.  Below is a summary of such adjustments:

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

	2016 As Reported	Reallocations to Parallel Partnership	2016 Adjusted
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$1,890,751	$(49,105)	$1,841,646
Payment-in-kind interest income	157,660	(3,078)	154,582
Total Investment Income	2,048,411	(52,183)	1,996,228

Expenses
Investment Management Fee	295,764	(2,266)	293,498
Professional fees	508,701	(50)	508,651
Directors fees	172,500	-	172,500
Other general and administrative	8,832	7	8,839
Total Expenses	985,797	(2,309)	983,488
Investment Management Fee Waived (Note 7)	(77,534)	493	(77,041)
Total Net Expenses	908,263	(1,816)	906,447
Net Investment Income/(Loss) before income tax (benefit)/expense	1,140,148	(50,367)	1,089,781
Income tax (benefit)/expense (Note 2)	392,221	-	392,221
Net Investment Income/(Loss) after income tax (benefit)/expense	747,927	(50,367)	697,560

Net Increase/(Decrease) in Net Assets Resulting from Operations	$747,927	$(50,367)	$697,560

Net Investment Income/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$7.48	$(0.50)	$6.98
Weighted average shares outstanding	100,000	-	100,000

Income Taxes

During the period ended June 30, 2017 and the year ended December 31, 2016, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Company meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Federal income taxes:
Current	$(48,483)	$79,211
Deferred	(1,262)	(83,598)
State income taxes:
Current	(7,058)	17,547
Deferred	(160)	(11,239)
Total	$(56,963)	$1,921

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Federal	$269,952	$414,517	$(20,331)	$15,520
State	36,931	59,595	(1,338)	2,842
Total Current	306,883	474,112	(21,669)	18,362
Deferred:
Federal	12,337	82,336	25,640	(37,428)
State	1,818	11,079	2,894	(4,339)
Total Deferred	14,155	93,415	28,534	(41,767)
Total Net (Benefit)/Expense	$321,038	$567,527	$6,865	$(23,405)

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Deferred Tax Assets:
Accrued Professional Fees	$27,571	$76,718
Organizational Expenses	115,514	120,277
Debt Issuance Costs	53,945	66,828
Total Deferred Tax Assets	$197,030	$263,823
Deferred Tax Liabilities:
Interest Income	$65,552	$-
Total Deferred Tax Liabilities	$65,552	$-
Valuation Allowance	(130,056)	(168,986)
Net Deferred Income Taxes	$1,422	$94,837

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

As of June 30, 2017 and December 31, 2016, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Company recorded a valuation allowance of $130,056 and $168,986 against its net deferred tax assets, for the period ending June 30, 2017 and for the year ending December 31, 2016, respectively, representing the portion of net deferred tax assets for which the Company is not expected to realize a benefit after the Company meets RIC qualification. If the Company determines that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of June 30, 2017 and December 31, 2016, the Company had no federal or state net operating loss carryforwards.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the state income taxes and valuation allowance related to our deferred tax assets.

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Computed "Expected" Tax Rate	34.00%	34.00%
State Income Taxes, Net of Federal Income Tax Benefit	2.86%	2.93%
Deferred Tax Asset Valuation Allowance Impact	(2.07)%	(2.53)%
Effective Tax Rate	34.79%	34.40%

The Company records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company, and therefore, no provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended June 30, 2017 or accrued for as of June 30, 2017 and December 31, 2016.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At June 30, 2017, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

Other Receivable

Included in other receivable are the estimated amount of the exit fee due in connection with the purchase of the NetFortris Operating Co., Inc. term notes.  The exit fee rate is 2.75% through the fiscal quarter ending December 31, 2017.  Thereafter, the exit fee rate is 2.75% if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.

3.	Portfolio Investments

The terms and conditions of the portfolio investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the period ended June 30, 2017 totaled $8,436,918 with an additional $136,831 being reallocated from the Parallel Partnership due to the reallocation of Portfolio Investments (see Note 2).  Sales of investments for the period ended June 30, 2017 totaled $5,376,972.  Purchases of investments for the period ended June 30, 2016 totaled $3,743,945.  There were no sales, repayments or other exits of investments for the period ended June 30, 2016.

At June 30, 2017 and December 31, 2016, the cost of portfolio investments for federal income tax purposes was $26,524,635 and $23,324,043, respectively. There was no net unrealized appreciation of portfolio investments for federal income tax purposes.

The Company’s investment holdings are illiquid, with the exception of the Money Market Fund, and are subject to redemption/resale restrictions in accordance with their respective agreements.

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
June 30, 2017

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

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $59,105,000.  Total contributed capital to the Partnership through June 30, 2017 was $39,157,163, of which $26,154,908 was contributed to the Company.  The Partnership intends to seek additional capital commitments from investors; if the Partnership is unsuccessful, fixed expenses will continue to be incurred and will be allocated to existing investors in the Partnership.

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

As of June 30, 2017 and December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Prior to qualifying as a RIC, distributions are not expected to be made from the Company.   Any distributions made will be at the sole discretion of the Directors.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the six month periods ended June 30, 2017 and June 30, 2016, the Independent Directors received compensation from the Company aggregating to $85,500 and $83,500, respectively.  During the three month periods ended June 30, 2017 and June 30, 2016, the Independent Directors received compensation from the Company aggregating to $44,250 and $42,250, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $200,000 and $10,975,000 to the Partnership and Parallel Partnership, respectively.

Due to Affiliates represents amounts paid on behalf of the Company by the Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Company as a result of reallocations (see Note 2).

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  For the period from October 13, 2015 (commencement of operations) through November 8, 2016, the Investment Management Fee was paid by the Company quarterly in arrears in an amount equal to 1.75% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. On March 29, 2016, the Investment Manager voluntarily reduced the Investment Management Fee to 1.25% per annum (effective as of the commencement of the Company’s operations). This resulted in the Investment Manager waiving $32,991 for the six months ended June 30, 2016 and $13,174 for the three months ended June 30, 2016.  The Investment Manager has no ability to claw back any Investment Management Fees waived.  On November 9, 2016, the Independent Directors amended the Investment Management Agreement reducing the Investment Management Fee from 1.75% to 1.25% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period.  For the three and six months ended June 30, 2017, the amended Investment Management Fee rate of 1.25% was in affect and as such, the amount of Investment Management Fees waived during the periods were charged as a result of reallocations (see Note 2).

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
June 30, 2017

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the six months ended June 30, 2017 and June 30, 2016.

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Total Return[1]	4.63%	2.86%

Per Share Amounts:
Net Asset Value, Beginning of Period	$179.09	$64.68
Net Investment Income/(Loss) after income tax (benefit)/expense	9.78	2.76
Net Realized Gain/(Loss) on Portfolio Investments	0.86	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	10.64	2.76
Contributions from Stockholder	84.69	37.99
Net Asset Value, End of Period	$274.42	$105.43

Net Assets, End of Period	$27,441,614	$10,543,100
Average Net Assets	$22,429,436	$9,362,090

Ratios / Supplemental Data:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	4.36%	2.95%
Ratio of total expenses to average net assets before Investment Management Fee Waived	1.67%	4.31%
Ratio of total expenses to average net assets after Investment Management Fee Waived	1.68%	3.95%
Common Shares Outstanding, End of Period	100,000	100,000
Portfolio Turnover Rate	20.28%	0.00%

[1]
Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the period ended, and adjusted for stockholder contributions and distributions during the period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 53.23% as of the six months ended June 30, 2017 (not annualized) and 63.00% as of the six months ended June 30, 2016 (not annualized).  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the period by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

10.	Subsequent Events

The Company’s management evaluated subsequent events through the date the unaudited consolidated financial statements were available for issuance. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which Siguler Guff Advisers (the “Investment Manager”) defines as privately-owned companies with between $2 to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 to $100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment.  The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of June 30, 2017 (excluding cash and cash equivalents) consisted of nine investments comprising the healthcare services, manufacturing, business equipment, business services, commercial retail, consumer and sporting goods, industrial equipment and components, security and protection services industries, and telecommunications.

The Investment Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible (commencing on January 1, 2018) to meet the regulated investment company (“RIC”) diversification requirements under Section 851(b) of the Internal Revenue Code (the “Code”), although there is no assurance that the Fund will meet the RIC requirements at that time.  Until the Fund meets the requirements to qualify as a RIC, it will be taxed as an ordinary corporation on its taxable income for that year, regardless whether that income is distributed to the Partnership as the Fund’s sole direct shareholder, and all distributions out of earnings and profits will be taxable to investors as ordinary dividend income (i.e., the income from the Fund will be subject to a double layer of tax).

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

The fair value of the Fund’s portfolio investments at June 30, 2017 and December 31, 2016 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of June 30, 2017 and December 31, 2016.

	Assets at Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$24,705,044	$24,705,044
Term Notes	-	-	1,678,220	1,678,220
Money Market Fund	243,061	-	-	243,061
Total Portfolio Investments	$243,061	$-	$26,383,264	$26,626,325

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

At June 30, 2017 and December 31, 2016, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of June 30, 2017
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$18,448,521	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$18,448,521

Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $7,934,743 as of June 30, 2017.

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

Income Taxes

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Fund did not qualify to be treated as a RIC for federal income tax purposes.  As such, the Fund will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Fund will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Fund will meet the requirements to qualify as a RIC or be able to maintain such status.

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

As of June 30, 2017 and December 31, 2016, the Fund concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Fund recorded a valuation allowance against a portion of its net deferred tax assets, for the period ending June 30, 2017 and for the year ending December 31, 2016, representing the portion of net deferred tax assets for which the Fund is not expected to realize a benefit after the Fund meets RIC qualification. If the Fund determines that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.  The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense.  No interest or penalties were recorded during the periods ended June 30, 2017 and June 30, 2016 or accrued for as of June 30, 2017 and December 31, 2016.

Results of Operations – For the three months ended June 30, 2017 and 2016, and six months ended June 30, 2017 and 2016

Total investment income for the three months ended June 30, 2017 increased to $1,172,553, as compared to $318,600 for the three months ended June 30, 2016, and primarily consisted of interest income on investments held during the reporting period, a prepayment fee received from the sale of Rudy’s Food Products, Inc. and the estimated amount of the exit fee due in connection with the purchase of NetFortris Operating Co., Inc.  Total investment income for the six months ended June 30, 2017 increased to $1,921,617, as compared to $622,739 for the six months ended June 30, 2016, and primarily consisted of interest income on investments held during the reporting period, a prepayment fee received from the sale of Rudy's Food Products, Inc. and the estimated amount of the exit fee due in connection with the purchase of NetFortris Operating Co., Inc.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended June 30, 2017 increased to $29,985,665, as compared to $9,686,676 for the three months ended June 30, 2016.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the six months ended June 30, 2017 increased to $27,261,389, as compared to $9,497,568 for the six months ended June 30, 2016.

During the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, all senior subordinated note investments held by the Fund incorporated fixed interest rates.  During the three months ended June 30, 2017, the Fund purchased an investment in term notes with a tiered interest rate based on the senior leverage ratio of the underlying company.  The weighted average interest rate on the outstanding loans that incorporated fixed interest rates was 11.95% for the three and six months ended June 30, 2017 and 12.05% for the three and six months ended June 30, 2016.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the three months ended June 30, 2017 decreased to $207,901, as compared to $222,235 for the three months ended June 30, 2016.  These amounts consisted of investment management fees of $95,253 (gross fees of $94,760 plus waived fees reallocated of $493), professional fees of $61,170, directors’ fees of $44,250, and other general and administrative expenses of $7,228 for the three months ended June 30, 2017, and investment management fees of $32,935 (gross fees of $46,109 less waived fees of $13,174), professional fees of $144,550, directors’ fees of $42,250 and other expenses of $2,500 for the three months ended June 30, 2016.  There was an income tax expense of $321,038 for the three months ended June 30, 2017, as compared to $6,865 for the three months ended June 30, 2016.  Total Fund expenses for the six months ended June 30, 2017 and June 30, 2016 were $375,806 and $370,234, respectively. For the six months ended June 30, 2017, Fund expense amounts consisted of investment management fees of $186,308 (gross fees of $185,815 plus waived fees reallocated of $493), professional fees of $94,907, directors’ fees of $85,500, and other general and administrative expenses of $9,091. For the six months ended June 30, 2016, Fund expense amounts consisted of investment management fees of $56,282 (gross fees of $89,273 less waived fees of $32,991), professional fees of $226,463, directors’ fees of $83,500 and other expenses of $3,989.  There was an income tax expense of $567,527 for the six months ended June 30, 2017, as compared to an income tax benefit of $23,405 for the six months ended June 30, 2016.

The Fund’s investment management fee, for the three and six months ended June 30, 2017 was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. The Fund’s investment management fee, for the three and six months ended June 30, 2016 was computed and paid quarterly in arrears in an amount equal to 1.75% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement which included the reduction of the management fee from 1.75% to 1.25% of Invested Capital.  Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s Invested Capital, retroactive to the inception of the Fund. The Fund’s investment management fee amounted to $95,253 (gross fees of $94,760 plus waived fees reallocated of $493) and $32,935 (gross fees of $46,109 less waived fees of $13,174) for the three months ended June 30, 2017 and June 30, 2016, respectively, and $186,308 (gross fees of $185,815 plus waived fees reallocated of $493) and $56,282 (gross fees of $89,273 less waived fees of $32,991) for the six months ended June 30, 2017 and June 30, 2016, respectively.  “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the three and six months ended June 30, 2017 were comprised of legal, audit, tax and other professional fees. Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the three months ended June 30, 2017 was $643,614, as compared to $89,500 for the three months ended June 30, 2016.  Net investment income for the six months ended June 30, 2017 was $978,284, as compared to $275,910 for the six months ended June 30, 2016.  The increase in net investment income was due to the increase in the number of investments that pay interest during the period, the sale of Rudy's Food Products, Inc. and the estimated amount of the exit fee due in connection with the purchase of NetFortris Operating Co., Inc.  The Fund continues to make investments in income-producing assets and is raising additional capital commitments from investors.

Net realized gain/(loss) during the three and six months ended June 30, 2017 amounted to $85,684.  There were no net realized gains/(losses) from investments during the three and six months ended June 30, 2016.  Net increase in net assets resulting from operations for the three months ended June 30, 2017 was $729,298, as compared to $89,500 for the three months ended June 30, 2016.  Net increase in net assets resulting from operations for the six months ended June 30, 2017 was $1,063,968, as compared to $275,910 for the six months ended June 30, 2016.

Due to additional commitments received in 2017 by the Partnership and Parallel Partnership, portfolio investments and items of income and expense have been reallocated between the Fund, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the latest closing, which occurred on June 30, 2017.  Prior to the Final Closing, portfolio investments and items of income and expense are allocated according to the committed capital ownership percentages as of the latest closing. Following the latest closing, reallocation of portfolio investments and items of income and expense between the Fund, the Partnership and the Parallel Partnership has occurred.  As a result, included in the 2017 Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 are reallocations of $50,367 (reallocations of investment income totaling $52,183 and reallocations of expenses totaling $1,816) which equal amounts previously included in the Consolidated Statements of Operations for the period ended December 31, 2015 and the year ended December 31, 2016.

Financial Condition, Liquidity, and Capital Resources

During the three months ended June 30, 2017 and June 30, 2016, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  From inception of the Partnership through June 30, 2017, the Partnership had received subscriptions for capital in the amount of $59,105,000, of which $39,157,063 had been called and of which $26,154,908 was contributed to the Fund.  As of June 30, 2017, $19,947,937 of capital remained uncalled by the Partnership.

At June 30, 2017, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at June 30, 2017, expects to receive approximately $3,100,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of June 30, 2017, 15.4% of the Fund’s net assets consisted of cash and for the year ended December 31, 2016, 0.7% of the Fund’s net assets consisted of cash.  During the six months ended June 30, 2017, the Fund invested in senior subordinated and term notes, and during the year ended December 31, 2016, the Fund invested in senior subordinated notes. There were no distributions made by the Fund during the six months ended June 30, 2017 and year ended December 31, 2016. The principal balance and fair value of loans in the Fund’s investment portfolio at June 30, 2017 and December 31, 2016 was $26,757,245 and $26,383,264, and $23,527,112 and $23,149,094, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $26,626,325 at June 30, 2017 and $23,211,946 at December 31, 2016. The portfolio investments represent 97% of net assets at June 30, 2017 and 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Investment Management Agreement, pursuant to which Siguler Guff Advisers has agreed to serve as the Fund’s investment adviser, are equal to a percentage of the invested capital of the Fund, including assets acquired with borrowed funds, if any.  The Investment Management Agreement will continue in effect until June 8, 2018.  Thereafter, regardless of the dissolution of the Fund, the Investment Management Agreement shall continue automatically for successive periods of a year each June, if not terminated. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party.  The Fund has also entered into a Custodian Agreement, pursuant to which Citibank N.A. has agreed to serve as the Fund’s custodian. The Fund pays the custodian such fees as have been agreed between the Fund and the custodian, as described in the Custodian Agreement which the Fund has determined are commercially reasonable in its sole discretion.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation.  The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in interest rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $922,000. The Fund had no outstanding borrowings as of June 30, 2017. Should the Fund elect to use leverage, its sensitivity to changes in interest rates and other risks would be substantially greater. The Fund intends to manage credit risk through diversification, and continually monitors the financial condition of its borrowers and reports thereon to the Fund’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Funds have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through June 30, 2017, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities

This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the second fiscal quarter of 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
April 1, 2017 through April 30, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
May 1, 2017 through May 31, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
June 1, 2017 through June 30, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

There will be no dividend payments made until the final closing of the Fund.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund’s Board of Directors.

ITEM 6.	EXHIBITS.

Exhibit	Description

3(i)	Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

31.1-31.2	Certifications pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

32.1-32.2	Certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

August 11, 2017	By:	/s/ Jun Isoda
	Name:	Jun Isoda
	Title:	Chief Financial Officer and Treasurer

August 11, 2017	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President