Form 10-Q
period 2017-09-30
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2017-11-13
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2017 there were 100,000 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Consolidated Statements of Assets and Liabilities (Unaudited) As of September 30, 2017 and December 31, 2016	5

	Consolidated Schedules of Portfolio Investments (Unaudited) As of September 30, 2017 and December 31, 2016	6

	Consolidated Statements of Operations (Unaudited) For the Three Months Ended September 30, 2017 and 2016 and the Nine Months Ended September 30, 2017 and 2016	8

	Consolidated Statements of Changes in Net Assets (Unaudited) For the Nine Months Ended September 30, 2017 and 2016	9

	Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2017 and 2016	10

	Notes to Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

	SIGNATURES	41

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our current prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to make distributions;

•	the adequacy of our cash resources and working capital including our ability to raise additional capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the effect of changes in tax laws and regulations and interpretations thereof;

•	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;

•	general price and volume fluctuations in the financial markets;

•	the ability of the Investment Manager to attract and retain highly talented professionals; and

•	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2017	December 31, 2016
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments	$39,374,065	$23,211,946
(cost, September 30, 2017: $39,374,065; December 31, 2016: $23,211,946)
Cash	141,246	122,577
Interest receivable	203,470	108,702
Other receivable	189,673	-
Net deferred tax asset	112	94,837
Total Assets	$39,908,566	$23,538,062

Liabilities
Due to Affiliates	$7,100,782	$5,323,799
Investor note credit facility	4,600,000	-
Accrued expenses and other liabilities	128,378	208,409
Taxes payable	69,765	96,758
Total Liabilities	11,898,925	5,628,966
Net Assets	$28,009,641	$17,909,096

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at September 30, 2017 and December 31, 2016	100	100
Paid-in capital in excess of par	26,154,808	17,686,258
Accumulated undistributed net investment income/(loss)	1,854,733	222,738
Total Net Assets	$28,009,641	$17,909,096

Net Asset Value Per Share	$280.10	$179.09

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
September 30, 2017

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (112%) (1), (2)
United States
C&M Technologies Group, Inc.	Industrial Equipment & Components	12.00%	09/30/2022	$4,156,928	$4,088,971
Earthlite, LLC (3)	Business Equipment	11.00%	07/11/2022	$1,425,350	1,401,419
Gatekeeper Systems, Inc. (3)	Security and Protection Services	11.00%	03/02/2022	$2,766,950	2,725,240
La Tavola, LLC (3)	Commercial Retail	11.00%	06/01/2021	$3,681,573	3,634,332
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$2,921,898	2,878,433
Northeastern Bus Rebuilders Inc. (3)	Business Services	10.00%	06/05/2022	$5,602,816	5,528,014
S.R. Smith, LLC	Consumer / Sporting Goods	11.00%	03/27/2022	$2,649,963	2,619,442
Schlotterbeck & Foss, LLC (3)	Processed & Packaged Goods	11.00%	03/01/2023	$4,974,244	4,888,130
Trachte, LLC (3)	Manufacturing	11.00%	04/13/2021	$3,686,424	3,640,551
Total Senior Subordinated Notes (Cost: $31,404,532)					$31,404,532

Term Notes (6%) (1), (2)
United States
NetFortris Operating Co., Inc. (4) (Cost: $1,799,424)	Telecommunications	9.63%	02/21/2021	$1,807,360	$1,799,424

Total Senior Subordinated and Term Notes (Cost: $33,203,956)					$33,203,956

Money Market Fund (22%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $6,170,109)	U.S. Treasury Bills and Notes			6,170,109	$6,170,109

Total United States (Cost: $39,374,065)					$39,374,065

Total Portfolio Investments (Cost: $39,374,065)					$39,374,065

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

(2)	The Portfolio Investments are valued using unobservable inputs (level 3). Refer to Note 2 in the accompanying notes to the consolidated financial statements for more information.
(3)	The Portfolio Investments have a stated payment-in-kind interest income rate of up to 2.00% which is not reflected in the stated interest rate.
(4)
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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
December 31, 2016

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (129%) (1), (2)
United States
Earthlite, LLC (3)	Business Equipment	11.00%	07/11/2022	$1,339,496	$1,314,575
Gatekeeper Systems, Inc. (3)	Security and Protection Services	11.00%	03/02/2022	$1,942,640	1,910,130
La Tavola, LLC (3)	Commercial Retail	11.00%	06/01/2021	$3,433,977	3,382,949
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$2,745,902	2,698,054
Northeastern Bus Rebuilders Inc. (3)	Business Services	10.00%	06/05/2022	$5,265,338	5,187,086
Rudy's Food Products, Inc. (3)	Processed & Packaged Goods	11.00%	07/05/2021	$5,361,235	5,267,650
Trachte, LLC (3)	Manufacturing	11.00%	04/13/2021	$3,438,524	3,388,650
Total Senior Subordinated Notes (Cost: $23,149,094)					$23,149,094

Money Market Fund (0%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $62,852)	U.S. Treasury Bills and Notes			62,852	$62,852

Total United States (Cost: $23,211,946)					$23,211,946

Total Portfolio Investments (Cost: $23,211,946)					$23,211,946

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

(2)	The Portfolio Investments are valued using unobservable inputs (level 3). Refer to Note 2 in the accompanying notes to the consolidated financial statements for more information.
(3)	The Portfolio Investments have a stated payment-in-kind interest income rate of up to 2.00% which is not reflected in the stated interest rate.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$1,151,473	$2,744,148	$353,527	$931,323
Other income	16,531	247,294	-	-
Payment-in-kind interest income	48,003	146,181	32,809	77,752
Total Investment Income	1,216,007	3,137,623	386,336	1,009,075

Expenses
Investment Management Fee	123,043	308,857	54,589	143,862
Professional fees	96,783	191,691	105,167	331,630
Directors fees	41,250	126,750	41,250	124,750
Other general and administrative	8,449	17,540	3,258	7,248
Total Expenses	269,525	644,838	204,264	607,490
Investment Management Fee Waived (Note 7)	(8,420)	(7,927)	(15,597)	(48,588)
Total Net Expenses	261,105	636,911	188,667	558,902
Net Investment Income/(Loss) before income tax (benefit)/expense	954,902	2,500,712	197,669	450,173
Income tax (benefit)/expense (Note 2)	393,012	960,539	131,372	107,968
Net Investment Income/(Loss) after income tax (benefit)/expense	561,890	1,540,173	66,297	342,205

Realized Gain/(Loss) on Portfolio Investments
Non-Controlled, Non-Affiliated Investments:
Net Realized Gain/(Loss)	6,138	91,822	-	-
Net Realized Gain/(Loss) on Portfolio Investments	6,138	91,822	-	-

Net Increase/(Decrease) in Net Assets Resulting from Operations	$568,028	$1,631,995	$66,297	$342,205

Net Investment Income/(Loss) after income tax (benefit)/expense Per Share (Basic and Diluted)	$5.62	$15.40	$0.66	$3.42

Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$5.68	$16.32	$0.66	$3.42
Weighted average shares outstanding	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax (benefit)/expense	$1,540,173	$342,205
Net realized gain/(loss) on Portfolio Investments	91,822	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	1,631,995	342,205

Capital Stock Transactions
Contributions from stockholder	8,468,550	5,843,267
Net Increase in Net Assets From Capital Stock Transactions	8,468,550	5,843,267

Total Increase in Net Assets
Net assets at beginning of period	17,909,096	6,467,902
Net assets at end of period	$28,009,641	$12,653,374

Capital Share Activity
Shares issued	-	-
Shares redeemed	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-

Undistributed Net Investment Income/(Loss)	$1,854,733	$(182,984)

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$1,631,995	$342,205
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Used in Operating Activities:
Net Realized Gain/(Loss) on Portfolio Investments	(91,822)	-
Purchases of Portfolio Investments	(21,628,961)	(6,079,884)
Sales of Portfolio Investments	5,762,147	-
Payment-in-kind interest income	(146,181)	(77,752)
Accretion of discount on notes	(57,302)	(17,214)
Decrease/(Increase) in interest receivable	(94,768)	(23,230)
Decrease/(Increase) in other receivable	(189,673)	-
Decrease/(Increase) in net deferred tax asset	94,725	(54,704)
(Decrease)/Increase in due to Affiliates	1,776,983	170,862
(Decrease)/Increase in accrued expenses and other liabilities	(80,031)	(41,472)
(Decrease)/Increase in taxes payable	(26,993)	36,272
Net Cash Used in Operating Activities	(13,049,881)	(5,744,917)

Cash Flows From Financing Activities
Payment of receivable from stockholder	-	25,000
Contributions from stockholder	8,468,550	5,818,267
(Decrease)/Increase in investor note credit facility	4,600,000	-
Net Cash Provided by Financing Activities	13,068,550	5,843,267
Net Increase/(Decrease) in Cash	18,669	98,350

Cash
Beginning of period	122,577	102,615
End of period	$141,246	$200,965

Supplemental cash flow information
Income Taxes Paid	$897,411	$126,400

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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
September 30, 2017

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

The financial statements include portfolio investments at fair value of $39,374,065 at September 30, 2017 and $23,211,946 at December 31, 2016. The portfolio investments represent 140% of net assets at September 30, 2017 and 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
September 30, 2017

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The fair value of the Company's portfolio investments at September 30, 2017 and December 31, 2016 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following table summarizes the level of the Company’s assets measured at fair value as of September 30, 2017 and December 31, 2016:

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$31,404,532	$31,404,532
Term Notes	-	-	1,799,424	1,799,424
Money Market Fund	6,170,109	-	-	6,170,109
Total Portfolio Investments	$6,170,109	$-	$33,203,956	$39,374,065

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

At September 30, 2017 and December 31, 2016, 100% of the Company’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.  The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of September 30, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$19,807,989	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$19,807,989

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $13,395,967 as of September 30, 2017.

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $8,411,791 as of December 31, 2016.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2017
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$24,705,044	$4,883,260	$-	$1,769,228	$47,000	$-	$31,404,532
Term Notes	1,678,220	-	-	120,710	494	-	1,799,424
Total	$26,383,264	$4,883,260	$-	$1,889,938	$47,494	$-	$33,203,956

	For the Nine Months Ended September 30, 2017
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$23,149,094	$12,252,740	$(5,762,147)	$1,470,640	$202,383	$91,822	$31,404,532
Term Notes	-	1,798,324	-	-	1,100	-	1,799,424
Total	$23,149,094	$14,051,064	$(5,762,147)	$1,470,640	$203,483	$91,822	$33,203,956

	For the Three Months Ended September 30, 2016
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$10,632,044	$2,335,939	$-	$-	$40,378	$-	$13,008,361
Term Notes	-	-	-	-	-	-	-
Total	$10,632,044	$2,335,939	$-	$-	$40,378	$-	$13,008,361

	For the Nine Months Ended September 30, 2016
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$6,833,511	$6,079,884	$-	$-	$94,966	$-	$13,008,361
Term Notes	-	-	-	-	-	-	-
Total	$6,833,511	$6,079,884	$-	$-	$94,966	$-	$13,008,361

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 portfolio investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the periods ended September 30, 2017 and September 30, 2016, the Company has a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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
September 30, 2017

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

Due to additional commitments received in 2017 by the Partnership and Parallel Partnership, portfolio investments and items of income and expense have been reallocated between the Company, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the Final Closing, which occurred on September 29, 2017.

Prior to the Final Closing, portfolio investments and items of income and expense were allocated according to the committed capital ownership percentages as of the latest Closing. Following the Final Closing, reallocation of portfolio investments and items of income and expense between the Company, the Partnership and the Parallel Partnership has occurred.

As a result, included in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 are reallocations of amounts previously included in the Consolidated Statements of Operations for the year ended December 31, 2016.  Below is a summary of such adjustments:

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

	2016 As Reported	Reallocations (to)/from Parallel Partnership	2016 Adjusted
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$1,890,751	$82,819	$1,973,570
Payment-in-kind interest income	157,660	7,995	165,655
Total Investment Income	2,048,411	90,815	2,139,226

Expenses
Investment Management Fee	295,764	20,635	316,399
Professional fees	508,701	453	509,154
Directors fees	172,500	-	172,500
Other general and administrative	8,832	(50)	8,782
Total Expenses	985,797	21,038	1,006,835
Investment Management Fee Waived (Note 7)	(77,534)	(7,927)	(85,461)
Total Net Expenses	908,263	13,111	921,374
Net Investment Income/(Loss) before income tax (benefit)/expense	1,140,148	77,704	1,217,852
Income tax (benefit)/expense (Note 2)	392,221	-	392,221
Net Investment Income/(Loss) after income tax (benefit)/expense	747,927	77,704	825,631
Net Increase/(Decrease) in Net Assets Resulting from Operations	$747,927	$77,704	$825,631

Net Investment Income/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$7.48	$0.78	$8.26
Weighted average shares outstanding	100,000	-	100,000

Income Taxes
During the period ended September 30, 2017 and the year ended December 31, 2016, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Company meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Federal income taxes:
Current	$67,996	$79,211
Deferred	(99)	(83,598)
State income taxes:
Current	1,769	17,547
Deferred	(13)	(11,239)
Total	$69,653	$1,921

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Federal (1)	$339,875	$754,392	$128,612	$144,132
State (2)	51,827	111,422	15,698	18,540
Total Current	391,702	865,814	144,310	162,672
Deferred:
Federal	1,163	83,499	(11,185)	(48,612)
State	147	11,226	(1,753)	(6,092)
Total Deferred	1,310	94,725	(12,938)	(54,704)
Total Net (Benefit)/Expense	$393,012	$960,539	$131,372	$107,968

(1)	The current federal income tax (benefit)/expense is net of the use of federal net operating losses totaling $45,939 as of September 30, 2016.
(2)	The current state income tax (benefit)/expense is net of the use of state net operating losses totaling $41,822 as of September 30, 2016.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Deferred Tax Assets:
Accrued Professional Fees	$41,414	$76,718
Organizational Expenses	113,488	120,277
Debt Issuance Costs	74,978	66,828
Total Deferred Tax Assets	$229,880	$263,823
Deferred Tax Liabilities:
Interest Income	$65,380	$-
Total Deferred Tax Liabilities	$65,380	$-
Valuation Allowance	(164,388)	(168,986)
Net Deferred Income Taxes	$112	$94,837

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

As of September 30, 2017 and December 31, 2016, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Company recorded a valuation allowance of $164,388 and $168,986 against its net deferred tax assets, for the period ending September 30, 2017 and for the year ending December 31, 2016, respectively, representing the portion of net deferred tax assets for which the Company is not expected to realize a benefit after the Company meets RIC qualification. If the Company determines that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of September 30, 2017 and December 31, 2016, the Company had no federal or state net operating loss carryforwards.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the state income taxes and valuation allowance related to our deferred tax assets.

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Computed "Expected" Tax Rate	34.00%	34.00%
Permanent Differences	0.06%	0.00%
State Income Taxes, Net of Federal Income Tax Benefit	3.11%	2.93%
Deferred Tax Asset Valuation Allowance Impact	(0.13)%	(2.53)%
Effective Tax Rate	37.04%	34.40%

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The Company records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company, and therefore, no provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended September 30, 2017 or accrued for as of September 30, 2017 and December 31, 2016.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At September 30, 2017, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

Other Receivable
Included in other receivable is the estimated amount of the exit fee due in connection with the purchase of the NetFortris Operating Co., Inc. term notes.  The exit fee rate is 2.75% of the outstanding principal balance of the term notes through the fiscal quarter ending December 31, 2017.  Thereafter, the exit fee rate is 2.75% of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.

Investor Note Credit Facility
On August 8, 2017, the Company, Partnership and Parallel Partnership entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. The Credit Facility is intended to fund the operations of the Company, Partnership and Parallel Partnership and is scheduled to expire on August 8, 2018, subject to extension.  In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  As of September 30, 2017, the Credit Facility held an outstanding balance of $5,700,000 of which the Company’s portion was $4,600,000 at a rate of 2.78%. The weighted average interest rate from the date of the first drawdown was 2.78%. The balance presented on the Consolidated Statement of Assets and Liabilities approximates its fair value.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

3.	Portfolio Investments

The terms and conditions of the portfolio investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the period ended September 30, 2017 totaled $20,158,321 with an additional $1,470,640 being reallocated from the Parallel Partnership due to the reallocation of Portfolio Investments (see Note 2).  Sales of investments for the period ended September 30, 2017 totaled $5,762,147.  Purchases of investments for the period ended September 30, 2016 totaled $6,079,884.  There were no sales, repayments or other exits of investments for the period ended September 30, 2016.

At September 30, 2017 and December 31, 2016, the cost of portfolio investments for federal income tax purposes was $33,400,172 and $23,324,043, respectively. There was no aggregate or net unrealized appreciation/(depreciation) of portfolio investments for federal income tax purposes.

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
September 30, 2017

4.	Capital Stock

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in  Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $112,960,000.  Total contributed capital to the Partnership through September 30, 2017 was $59,083,413, of which $26,154,908 was contributed to the Company.

Two Limited Partners of the Partnership have Committed Equity Capital in excess of ten percent of the total Committed Equity Capital of the Partnership, which cumulatively represent approximately 29% of the total Committed Equity Capital of the Partnership.  The concentration of these partners’ Committed Equity Capital could have a material effect on the Partnership and the Company in the event of default or other actions by these partners.

As of September 30, 2017 and December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Prior to qualifying as a RIC, distributions are not expected to be made from the Company.   Any distributions made will be at the sole discretion of the Directors.

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the nine month periods ended September 30, 2017 and September 30, 2016, the Independent Directors received compensation from the Company aggregating to $126,750 and $124,750, respectively.  During the three month periods ended September 30, 2017 and September 30, 2016, the Independent Directors received compensation from the Company aggregating to $41,250 and $41,250, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $300,000 and $12,030,000 to the Partnership and Parallel Partnership, respectively.

Due to Affiliates represents amounts paid on behalf of the Company by the Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Company as a result of reallocations (see Note 2).

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  For the period from October 13, 2015 (commencement of operations) through November 8, 2016, the Investment Management Fee was paid by the Company quarterly in arrears in an amount equal to 1.75% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. On March 29, 2016, the Investment Manager voluntarily reduced the Investment Management Fee to 1.25% per annum (effective as of the commencement of the Company’s operations). This resulted in the Investment Manager waiving $48,588 for the nine months ended September 30, 2016 and $15,597 for the three months ended September 30, 2016.  The Investment Manager has no ability to claw back any Investment Management Fees waived.  On November 9, 2016, the Independent Directors amended the Investment Management Agreement reducing the Investment Management Fee from 1.75% to 1.25% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period.  For the three and nine months ended September 30, 2017, the amended Investment Management Fee rate of 1.25% was in affect and as such, the amount of Investment Management Fees waived during the periods were charged as a result of reallocations (see Note 2).

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
September 30, 2017

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the nine months ended September 30, 2017 and September 30, 2016.

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Total Return[1]	6.80%	3.39%

Per Share Amounts:
Net Asset Value, Beginning of Period	$179.09	$64.68
Net Investment Income/(Loss) after income tax (benefit)/expense	15.40	3.42
Net Realized Gain/(Loss) on Portfolio Investments	0.92	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	16.32	3.42
Contributions from Stockholder	84.69	58.43
Net Asset Value, End of Period	$280.10	$126.53

Net Assets, End of Period	$28,009,641	$12,653,374
Average Net Assets	$23,957,355	$10,238,048

Ratios / Supplemental Data:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	6.43%	3.34%
Ratio of total expenses to average net assets before Investment Management Fee Waived	2.69%	5.93%
Ratio of total expenses to average net assets after Investment Management Fee Waived	2.66%	5.46%
Common Shares Outstanding, End of Period	100,000	100,000
Portfolio Turnover Rate	21.29%	0.00%
Average Outstanding Borrowings[2]	$4,600,000	N/A
Asset Coverage Ratio	7.09	N/A

[1]
Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the period ended, and adjusted for stockholder contributions and distributions during the period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 56.40% as of the nine months ended September 30, 2017 (not annualized) and 95.62% as of the nine months ended September 30, 2016 (not annualized).  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the period by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

[2]	The average outstanding borrowings has been calculated from the date of the first drawdown.

10.	Subsequent Events

Subsequent to quarter end and through October 18, 2017, the Partnership contributed $8,000,000 to the Company, bringing the Partnership’s total capital contributed to the Company to $34,154,908.

On October 18, 2017, the Company made a distribution to the Partnership in the amount of $7,311,442.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which Siguler Guff Advisers (the “Investment Manager”) defines as privately-owned companies with between $2 to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 to $100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment.  The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of September 30, 2017 (excluding cash and cash equivalents) consisted of investments held in healthcare services, manufacturing, business equipment, business services, commercial retail, consumer and sporting goods, industrial equipment and components, security and protection services, telecommunications and processed and packaged goods.

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

The fair value of the Fund’s portfolio investments at September 30, 2017 and December 31, 2016 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of September 30, 2017 and December 31, 2016.

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$31,404,532	$31,404,532
Term Notes	-	-	1,799,424	1,799,424
Money Market Fund	6,170,109	-	-	6,170,109
Total Portfolio Investments	$6,170,109	$-	$33,203,956	$39,374,065

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

At September 30, 2017 and December 31, 2016, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of September 30, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$19,807,989	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$19,807,989

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $13,395,967 as of September 30, 2017.

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

1Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $8,411,791 as of December 31, 2016.

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

Income Taxes

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Fund did not qualify to be treated as a RIC for federal income tax purposes.  As such, the Fund will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Fund will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Fund will meet the requirements to qualify as a RIC or be able to maintain such status.

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

As of September 30, 2017 and December 31, 2016, the Fund concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Fund recorded a valuation allowance against a portion of its net deferred tax assets, for the period ending September 30, 2017 and for the year ending December 31, 2016, representing the portion of net deferred tax assets for which the Fund is not expected to realize a benefit after the Fund meets RIC qualification. If the Fund determines that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.  The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense.  No interest or penalties were recorded during the periods ended September 30, 2017 and September 30, 2016 or accrued for as of September 30, 2017 and December 31, 2016.

Results of Operations – For the three months ended September 30, 2017 and 2016, and nine months ended September 30, 2017 and 2016

Total investment income for the three months ended September 30, 2017 increased to $1,216,007, as compared to $386,336 for the three months ended September 30, 2016, and primarily consisted of interest income on investments held during the reporting period, as well as reallocations of investment income due to additional commitments received in 2017 by the Partnership and Siguler Guff SBCOF Parallel Fund, LP (the “Parallel Partnership”).  Total investment income for the nine months ended September 30, 2017 increased to $3,137,623 as compared to $1,009,075 for the nine months ended September 30, 2016, and primarily consisted of interest income on investments held during the reporting period, a prepayment fee received from the sale of Rudy's Food Products, Inc., the estimated amount of the exit fee due in connection with the purchase of NetFortris Operating Co., Inc., as well as reallocations of investment income due to additional commitments received in 2017 by the Partnership and Parallel Partnership.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended September 30, 2017 increased to $29,728,870, as compared to $11,062,821 for the three months ended September 30, 2016.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the nine months ended September 30, 2017 increased to $28,298,796, as compared to $10,019,319 for the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, all senior subordinated note investments held by the Fund incorporated fixed interest rates.  The weighted average interest rate on the outstanding loans that incorporated fixed interest rates was 11.96% for the three and nine months ended September 30, 2017 and 12.37% for the three and nine months ended September 30, 2016.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the three months ended September 30, 2017 increased to $261,105, as compared to $188,667 for the three months ended September 30, 2016.  These amounts consisted of investment management fees of $114,623 (gross fees of $123,043 less waived fees reallocated of $8,420), professional fees of $96,783, directors’ fees of $41,250 and other general and administrative expenses of $8,449 for the three months ended September 30, 2017, and investment management fees of $38,992 (gross fees of $54,589 less waived fees of $15,597), professional fees of $105,167, directors’ fees of $41,250 and other expenses of $3,258 for the three months ended September 30, 2016.  There was an income tax expense of $393,012 for the three months ended September 30, 2017, as compared to $131,372 for the three months ended September 30, 2016.  Total Fund expenses for the nine months ended September 30, 2017 increased to $636,911, as compared to $558,902.  For the nine months ended September 30, 2017, Fund expense amounts consisted of investment management fees of $300,930 (gross fees of $308,857 less waived fees reallocated of $7,927), professional fees of $191,691, directors’ fees of $126,750, and other general and administrative expenses of $17,540.  For the nine months ended September 30, 2016, Fund expense amounts consisted of investment management fees of $95,274 (gross fees of $143,862 less waived fees of $48,588), professional fees of $331,630, directors’ fees of $124,750 and other expenses of $7,248.  There was an income tax expense of $960,539 for the nine months ended September 30, 2017, as compared to an income tax expense of $107,968 for the nine months ended September 30, 2016.

The Fund’s investment management fee for the three and nine months ended September 30, 2017, and three and nine months ended September 30, 2016, was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement which included the reduction of the management fee from 1.75% to 1.25% of Invested Capital.  Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. The Fund’s investment management fee amounted to $114,623 (gross fees of $123,043 less waived fees reallocated of $8,420) and $38,992 (gross fees of $54,589 less waived fees of $15,597) for the three months ended September 30, 2017 and September 30, 2016, respectively, and $300,930 (gross fees of $308,857  less waived fees reallocated of $7,927) and $95,274 (gross fees of $143,862 less waived fees of $48,588) for the nine months ended September 30, 2017 and September 30, 2016, respectively.  “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the three and nine months ended September 30, 2017 were comprised of legal, audit, tax and other professional fees. Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the three months ended September 30, 2017 was $561,890, as compared to $66,297 for the three months ended September 30, 2016.  Net investment income for the nine months ended September 30, 2017 was $1,540,173, as compared to $342,205 for the nine months ended September 30, 2016.  The increase in net investment income was due to the increase in the number of investments that pay interest during the period, the sale of Rudy's Food Products, Inc., the estimated amount of the exit fee due in connection with the purchase of NetFortris Operating Co., Inc. as well as reallocations of investment income due to additional commitments received in 2017 by the Partnership and Parallel Partnership.  The Fund continues to make investments in income-producing assets.

Net realized gain/(loss) during the three months ended September 30, 2017 amounted to $6,138 and for the nine months ended September 30, 2017 amounted to $91,822.  There were no net realized gains/(losses) from investments during the three and nine months ended September 30, 2016.  Net increase in net assets resulting from operations for the three months ended September 30, 2017 was $568,028, as compared to $66,297 for the three months ended September 30, 2016.  Net increase in net assets resulting from operations for the nine months ended September 30, 2017 was $1,631,995, as compared to $342,205 for the nine months ended September 30, 2016.

Due to additional commitments received in 2017 by the Partnership and Parallel Partnership, portfolio investments and items of income and expense have been reallocated between the Fund, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the final closing, which occurred on September 29, 2017.  Prior to the final closing, portfolio investments and items of income and expense were allocated according to the committed capital ownership percentages as of the latest closing. Following the final closing, reallocation of portfolio investments and items of income and expense between the Fund, the Partnership and the Parallel Partnership has occurred.  As a result, included in the 2017 Consolidated Statements of Operations for the three and nine month period ended September 30, 2017 are reallocations of $77,704 (reallocations of investment income totaling $90,815 and reallocations of expenses totaling $13,111) which equal amounts previously included in the Consolidated Statements of Operations for the year ended December 31, 2016.

Financial Condition, Liquidity, and Capital Resources

During the three months ended September 30, 2017 and September 30, 2016, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  From inception of the Partnership through September 30, 2017, the Partnership (excluding the Parallel Partnership) had received subscriptions for capital in the amount of $112,960,000, of which $59,083,413 had been called and of which $26,154,908 was contributed to the Fund.  As of September 30, 2017, $53,876,587 of capital remained uncalled by the Partnership.

At September 30, 2017, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at September 30, 2017, expects to receive approximately $3,850,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of September 30, 2017, 0.5% of the Fund’s net assets consisted of cash and for the year ended December 31, 2016, 0.7% of the Fund’s net assets consisted of cash.  During the nine months ended September 30, 2017, the Fund invested in senior subordinated and term notes, and during the year ended December 31, 2016, the Fund invested in senior subordinated notes. There were no distributions made by the Fund during the nine months ended September 30, 2017 and year ended December 31, 2016. The principal balance and fair value of loans in the Fund’s investment portfolio at September 30, 2017 and December 31, 2016 was $33,673,506 and $33,203,956, and $23,527,112 and $23,149,094, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $39,374,065 at September 30, 2017 and $23,211,946 at December 31, 2016. The portfolio investments represent 140% of net assets at September 30, 2017 and 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Investment Management Agreement, pursuant to which Siguler Guff Advisers has agreed to serve as the Fund’s investment adviser, are equal to a percentage of the invested capital of the Fund, including assets acquired with borrowed funds, if any.  The Investment Management Agreement will continue in effect until June 8, 2018.  Thereafter, regardless of the dissolution of the Fund, the Investment Management Agreement shall continue automatically for successive periods of a year each June, if not terminated. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party.  The Fund has also entered into a Custodian Agreement, pursuant to which Citibank N.A. has agreed to serve as the Fund’s custodian (the “Custodian”). The Fund pays the Custodian such fees as have been agreed between the Fund and the Custodian, as described in the Custodian Agreement which the Fund has determined are commercially reasonable in its sole discretion.

On August 8, 2017, the Fund, Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. The Credit Facility is intended to fund the operations of the Fund, Partnership, and Parallel Partnership, and is scheduled to expire on August 8, 2018, subject to extension.  In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount. The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  As of September 30, 2017, the Credit Facility held an outstanding balance of $5,700,000, of which the Fund’s portion was $4,600,000 at a rate of 2.78%.

We are required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 200% under the 1940 Act.  As of September 30, 2017, the Fund had an asset coverage ratio of 7.09.

As mentioned in the previous paragraph, the Fund does bear interest on its outstanding principal amount and is subject to certain fees and costs that could affect its liquidity and cash flows, however, as of September 30, 2017, the Fund had not incurred any financing obligations with respect to interest on borrowings, undrawn fees or unused commitment fees that would have an impact on liquidity or cash flows.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation.  The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in interest rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $1,145,000.  As previously discussed in Item 2 Contractual Obligations, the Fund entered into a Credit Facility agreement on August 8, 2017, and as of September 30, 2017, held an outstanding balance of $4,600,000.  Should the Fund elect to use additional leverage, its sensitivity to changes in interest rates and other risks would be substantially greater. The Fund intends to manage credit risk through diversification, and continually monitors the financial condition of its borrowers and reports thereon to the Fund’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Funds have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through September 30, 2017, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities
This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the third fiscal quarter of 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
July 1, 2017 through July 31, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
August 1, 2017 through August 31, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
September 1, 2017 through September 30, 2017	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

The Fund held its final close on September 29, 2017 (as referenced in Item 5 Other Information), and as of September 30, 2017, there were no dividend payments made.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund’s Board of Directors.

(b)	On September 29, 2017, the Partnership held its final close and will no longer be accepting or seeking additional subscriptions from investors.

ITEM 6.	EXHIBITS.

Exhibit	Description
3(i)	Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

31.1-31.2	Certifications pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

32.1-32.2	Certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

November 13, 2017	By:	/s/ Jun Isoda
	Name:	Jun Isoda
	Title:	Chief Financial Officer and Treasurer

November 13, 2017	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President