Form 10-K
period 2017-12-31
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2018-03-29
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging Growth Company ☐

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2018, was 100,000.

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	17

Item 1B.	Unresolved Staff Comments	34

Item 2.	Properties	34

Item 3.	Legal Proceedings	34

Item 4.	Mine Safety Issues	34

PART II

Item 5.	Market for Registrant’s Common Stock and Related Shareholder Matters	35

Item 6.	Selected Financial Data	35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	45

Item 8.	Financial Statements and Supplementary Data	46

Item 9.	Changes in and Disagreements with Accountants on Accounting or Financial Disclosure	69

Item 9A.	Controls and Procedures	69

Items 9B.	Other Information	69

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	70

Item 11.	Executive Compensation	72

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	72

Item 13.	Certain Relationships and Related Transactions, and Director Independence	74

Item 14.	Principal Accountant Fees and Services	76

PART IV

Item 15.	Exhibits, Financial Statements Schedules	77

Item 16.	Form 10-K Summary	77

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

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. The Partnership makes its debt investments through the Fund. The Fund primarily invests in carefully selected U.S. companies in the lower middle market. The Investment Manager (as defined below) defines the “lower middle market” as privately-owned companies with between $2 million to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 million to $100 million of revenue. Investments generally take the form of mezzanine debt as well as some “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership or the Fund, depending on the form of the security, also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock.

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

Investment Policies and Restrictions

Diversification Standards.

The Fund is classified as a “non-diversified” closed-end investment company under the 1940 Act. Until the Fund qualifies as a regulated investment company (“RIC”), it will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code of 1986, as amended (the “Code”). The Investment Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible (during the first quarter of 2018) to meet the RIC diversification requirements, as described below. There can be no assurance, however, that the Fund will be able to meet those requirements.

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

Industry Segment Concentration.

The Fund seeks to invest no more that 30% of its total assets in securities of companies in any single industry segment. The broad industry categories in which the Fund anticipates that most of the investments will fall (and within each of which there may be several “segments” for purposes of the industry diversification policy) include: industrial goods and services, consumer products, oil and gas-related products and services, health care, food and beverage, technology, and media. The industry segment concentration requirements do not require that the Fund divest securities in its portfolio because of a subsequent change in the value of securities the Fund has previously acquired.

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

UK Parallel Fund.

In the Fund’s Form 10-K for fiscal year 2016, a proposal for a European parallel alternative investment fund, SBCOF UK, LP (“SBCOF UK”), to be managed by Siguler Guff UK, LLP (“SG UK”) was discussed, however, at the Partnership’s final close on September 29, 2017, no investors in either the European Union or United Kingdom had closed in, therefore SBCOF UK was dissolved in December 2017.

Taxation

The following discussion summarizes certain U.S. federal income tax consequences which may be applicable to the Fund or its direct or indirect investors. The discussion is based upon the Code, Treasury regulations, administrative rulings, court cases, and other applicable law, all of which are subject to change, possibly with retroactive effect.

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

As of December 31, 2017, the Fund did not meet the requirements, including diversification requirements, to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders.  The Fund will seek to meet the requirements to qualify as a RIC during the first quarter of 2018. Unless and until the Fund meets these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the shareholders) and all distributions out of its earnings and profits will be taxable to the shareholders as dividends; thus, such income will be subject to two layers of tax (although corporate shareholders may be entitled to a dividends-received deduction). There is no assurance that the Fund will meet the requirements to qualify as a RIC.

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

Effect of Certain Investments and Investment Practices. The Fund’s activities generally may be unlike the typical activities engaged in by most investment companies that seek to qualify as RICs for federal income tax purposes. Certain aspects of these activities may at times make it more difficult for the Fund to satisfy the requirements for qualifying as a RIC than is the case for other investment companies. For example, because the Fund generally will receive capital contributions from the Partnership on an “as needed” basis and will have relatively few investments in its early period of operations, the Fund is not expected to hold substantial amounts of “cash and cash items” that could be counted towards the Fund’s RIC diversification requirements. As noted above, it is anticipated that the Fund will not meet the RIC requirements (and in particular the diversification requirement) until the first quarter of 2018, and there is no assurance that the Fund will meet the requirements to qualify as a RIC within that timeframe.

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

It is anticipated that, during the first quarter of 2018, the Fund will seek to meet the requirements, including diversification requirements, to qualify as a RIC under the Code. See the discussion at Item l under the caption “Taxation.” There can be no assurance, however, that the Fund will be able to meet those requirements. In addition, prior to the time, if any, that the Fund qualifies as a RIC, it will not be subject to such diversification requirements.

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

Conflicts of Interest.

Description of Small Buyout Portfolios. The Investment Manager serves as investment manager, and affiliates of the Investment Manager serve as general partner, to, inter alia, Siguler Guff Small Buyout Opportunities Fund, LP, Siguler Guff Small Buyout Opportunities Fund II, LP, Siguler Guff Small Buyout Opportunities Fund III, LP, and their parallel funds (the “SBOF Funds”). The Investment Manager and its affiliates also serve as investment manager and/or general partner to certain separate accounts with investment strategies that, in whole or in part, overlap with those of the SBOF Funds (the SBOF Funds and such separate accounts are referred to collectively as the “Small Buyout Portfolios”). The Small Buyout Portfolios invest in investment funds managed by other managers (the “Underlying Funds”) that acquire equity and equity-related investments in lower-middle market companies with characteristics similar to those of the companies to which the Fund will make loans and equity investments. The Small Buyout Portfolios also invest a specified portion of their assets directly in equity and equity-related investments in lower-middle market companies, typically as a “co-investment” made alongside an investment by an Underlying Fund, or potential Underlying Fund, into some of the same portfolio companies. Investments by the Small Buyout Portfolios into Underlying Funds are referred to as “Fund Investments” and investments by the Small Buyout Portfolios directly into lower-middle market companies are referred to as “Direct Investments.” As of December 31, 2017, the Small Buyout Portfolios had an aggregate investment capital of $4.3 billion, of which $1.5 billion had not yet been deployed and $2.9 billion has been invested in Small Buyout Portfolios investments. The Investment Manager or its affiliates may manage additional entities in the future which would be considered Small Buyout Portfolios.

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

The Parallel Partnership. The Investment Manager has, with the approval of the Fund Board, established one parallel investment vehicle, SBCOF Parallel Fund LP, a Delaware entity, (the “Parallel Partnership”) which generally invests in each Portfolio Investment, pro rata in accordance with the relative capital commitments of the Partnership and the Parallel Partnership. Employees of the Investment Manager and its affiliates, and independent directors of the Fund, are permitted to invest in the Parallel Partnership. Investors in the Parallel Partnership are not charged a management fee or carried interest on their investment in the Parallel Partnership. The Parallel Partnership will bear its pro rata share of the transaction expenses for Portfolio Investments in which it invests, as well as the Fund’s expenses in connection with investigating investment opportunities that are not consummated (“broken deal” expenses). The Parallel Partnership generally invests in Portfolio Investments on substantially identical terms and conditions, and disposes of each Portfolio Investment at the same time, and on the same terms, as the Fund. However, there may be some variation between the terms upon which the Fund invests and the terms upon which the Parallel Partnership invests, such as variations due to different sizes of investments, or rights that may be exercised by only one investor. In general, if a right can be exercised by only one investor, as between the Fund and the Parallel Partnership, the right will be exercised by the Fund. All transactions by the Parallel Partnership are subject to regular review by the Fund Board.

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

There was one holder of record of the Fund’s Shares at March 29, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The Fund commenced investment operations on October 13, 2015.  The Consolidated Statements of Operations, Per Share and Consolidated Statements of Assets and Liabilities data for the fiscal years ended December 31, 2017, December 31, 2016, and the period ended December 31, 2015, are derived from the Fund’s consolidated financial statements which have been audited.  This selected financial data should be read in conjunction with the Fund’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Consolidated Statement of Operations Data:
Total Investment Income	$4,221,130	$2,048,411	$102,611
Investment Management Fee, net of waiver	408,448	218,230	26,195
All Other Expenses	592,956	690,033	601,605
Income Tax (Benefit)/Expense	1,287,700	392,221	-
Net Investment Income/(Loss) after income tax (benefit)/expense	1,932,026	747,927	(525,189)
Net Realized Gain/(Loss) on Portfolio Investments	158,125	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	2,090,151	747,927	(525,189)
Per Share Data:
Net Asset Value Per Share	$293.33	$179.09	$64.68
Net Investment Income/(Loss) Per Share (Basic and Diluted)	19.32	7.48	(5.25)
Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	20.90	7.48	(5.25)
Paid-in capital distributed to stockholder	56.70	-	-
Distributions from net investment income/(loss)	15.49	-	-
Distributions from net realized gain/(loss)	0.92	-	-
Consolidated Statement of Assets and Liabilities Data at Period End:
Portfolio Investments, at fair value	$41,154,948	$23,211,946	$6,833,511
Total Assets	46,366,664	23,538,062	6,970,130
Investor Note Credit Facility	16,800,000	-	-
All Other Liabilities	234,160	5,628,966	502,228
Total Net Assets	29,332,504	17,909,096	6,467,902
Other Data:
Total Return[1]	8.47%	5.34%	(21.31)%
Number of Portfolio Investments at Year/Period End	11	7	3

[1]
Given the Funds’s similarities to a non-registered close-ended fund, the Fund calculated total return as the change in the Fund's capital over the year/period ended, and adjusted for stockholder contributions and distributions during the year/period.  The Fund noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 104.61% as of December 31, 2017, 176.89% as of December 31, 2016 and 6,467,902% as of December 31, 2015.  The Fund determined this did not appropriately represent the performance of the Fund, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market. The Fund commenced investment operations on October 13, 2015, and its portfolio as of December 31, 2017 (excluding the Money Market Fund) consisted of 11 investments. The Fund is a non-diversified, closed end investment company that has elected to be treated as a BDC under the 1940 Act. The Investment Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible (during the first quarter of 2018) to meet the RIC diversification requirements under Internal Revenue Code Section 851(b), although there is no assurance that the Fund will meet the RIC requirements at that time. Until the Fund meets the requirements to qualify as a RIC, it will be taxed as an ordinary corporation on its taxable income for that year, regardless whether that income is distributed to the Partnership, and all distributions out of earnings and profits will be taxable to investors as ordinary dividend income (i.e., the Fund will be subject to a double layer of tax).

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

The fair value of the Fund’s portfolio investments at December 31, 2017 and December 31, 2016 was determined in good faith by the Directors. The Directors are ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of December 31, 2017 and December 31, 2016:

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

At December 31, 2017 and December 31, 2016, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s results of operations.

The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of December 31, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$20,987,560	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,801,124	Discounted Cash Flow	Discount Rate	9.1% - 12.6%

Total	$22,788,684

[1]	Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $11,595,671 as of December 31, 2017.

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

[1]	Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $8,411,791 as of December 31, 2016.

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

Other income includes the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris Operating Co., Inc. term notes, as well as a prepayment fee received in connection with the sale of the Rudy's Food Products, Inc. and C&M Technologies Group, Inc. senior subordinated notes.

Expenses include investment management fees, organizational costs, legal fees, directors’ fees, audit and tax expenses, interest expense, amortization of deferred financing costs and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Income Taxes

On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted, which significantly revised U.S. corporate income tax by, lowering corporate income tax rates. FASB ASC 740, Income Taxes (“ASC 740”), requires the re-measurement of U.S. deferred tax assets and liabilities that existed as of December 22, 2017, to the new federal income tax rate of 21% as well as any federal impact associated with state and local deferred income taxes. As of December 31, 2017, the Company has accounted for the effects of the Tax Act by recording a decrease to its net deferred tax assets of $67,645 and a corresponding decrease of $67,645 to the valuation allowance. As a result, there is a gross impact to the tax provision from the re-measurement of U.S. deferred tax assets at lower enacted tax rates. However, since there is a full valuation allowance being recorded by the Company against its net deferred tax assets as of December 31, 2017, there is no impact on the Company’s tax provision for the year ended December 31, 2017, as a result of the Tax Act.

During the year ended December 31, 2017, December 31, 2016, and period ended December 31, 2015, the Fund did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Fund will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, by the end of the third year of its investment operations, the Fund will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Fund meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Fund will meet the requirements to qualify as a RIC or be able to maintain such status.

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

The Fund recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Fund considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations

As of December 31, 2017 and December 31, 2016, the Fund concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Fund recorded a valuation allowance against its net deferred tax assets, for the years ending December 31, 2017 and December 31, 2016, respectively, representing the portion of net deferred tax assets for which the Fund is not expected to realize a benefit after the Fund meets RIC qualification. If the Fund determines that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2017, and December 31, 2016, and period ended December 31, 2015, or accrued for as of December 31, 2017, December 31, 2016 and December 31, 2015.

Results of Operations – For the years ended December 31, 2017 and December 31, 2016, and period ended December 31, 2015

Total investment income for the year ended December 31, 2017 increased to $4,221,130, as compared to $2,048,411 for the year ended December 31, 2016, and $102,611 for the period ended December 31, 2015, which primarily consisted of interest income on investments held during the reporting period due to an increase in the number of investments paying interest, a prepayment fee received from the sale of Rudy's Food Products, Inc. and C&M Technologies Group, Inc., the estimated amount of the exit fee due to the Fund in connection with the purchase of NetFortris Operating Co., Inc., as well as reallocations of investment income due to additional commitments received in 2017 by the Partnership and Parallel Partnership.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the year ended December 31, 2017 increased to $29,770,694, as compared to $11,299,188 for the year ended December 31, 2016, and $3,971,285 for the period ended December 31, 2015.

As of the years ended December 31, 2017 and December 31, 2016, and the period ended December 31, 2015, all senior subordinated note investments held by the Fund had fixed interest rates.  The weighted average interest rate on outstanding senior subordinated loans was 12.08% as of December 31, 2017 as compared to 12.28% as of December 31, 2016, and 12.07% as of December 31, 2015.  As of the year ended December 31, 2017, all term note investments held by the Fund had floating interest rates.  As of the year ended December 31, 2016 and the period ended December 31, 2015, the Fund did not hold any term notes.  The weighted average interest rate on outstanding term loans was 10.33% as of December 31, 2017. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the year ended December 31, 2017 increased to $1,001,404 as compared to $908,263 for the year ended December 31, 2016, and $627,800 for the period ended December 31, 2015. The expense amount for the year ended December 31, 2017 consisted of investment management fees of $408,448 (gross fees of $416,375 less waived fees of $7,927), professional fees of $296,835, directors’ fees of $171,000, interest expense of $64,220, amortization of deferred financing costs of $38,972 and other general and administrative expenses of $21,929.  The expense amount for the year ended December 31, 2016 consisted of investment management fees of $218,230 (gross fees of $295,764 less waived fees of $77,534), professional fees of $508,701, directors’ fees of $172,500, and other general and administrative expenses of $8,832.  The expense amount for the period ended December 31, 2015 consisted of investment management fees of $26,195, organizational costs of $342,763, professional fees of $145,000, directors’ fees of $98,926 and other general and administrative expenses of $14,916.

The Fund’s investment management fee for the year ended December 31, 2017, was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement which included the reduction of the management fee from 1.75% to 1.25% of Invested Capital.  Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. The investment management fee amounted to $408,448 (gross fees of $416,375 less waived fees of $7,927) for the year ended December 31, 2017, as compared to an investment management fee of $218,230 (gross fees of $295,764 less waived fees of $77,534) for the year ended December 31, 2016, and investment management fee of $26,195 for the period ended December 31, 2015. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the years ended December 31, 2017 and December 31, 2016, and period ended December 31, 2015, were comprised of legal, audit, tax and other professional fees.  Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income/(loss) for the year ended December 31, 2017 was $1,932,026, as compared to $747,927 for the year ended December 31, 2016, and ($525,189) for the period ended December 31, 2015.  The increase in net investment income was due to the increase in the number of investments that pay interest during the reporting period, the sale of Rudy’s Food Products, Inc. and C&M Technologies Group, Inc., the estimated amount of the exit fee due to the Fund in connection with the purchase of NetFortris Operating Co., Inc. as well as reallocations of investment income received in 2017 by the Partnership and Parallel Partnership.  The Fund continues to make investments in income-producing assets.

Net realized gain/(loss) during the year ended December 31, 2017 amounted to $158,125.  There were no realized/unrealized gains or losses from investments during the year ended December 31, 2016 or period ended December 31, 2015. Net increase/(decrease) in net assets resulting from operations for the year ended December 31, 2017 was $2,090,151 as compared to $747,927 for the year ended December 31, 2016 and ($525,189) for the period ended December 31, 2015.

Due to additional commitments received in 2017 by the Partnership and Parallel Partnership, portfolio investments and items of income and expense were reallocated between the Fund, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the final closing, which occurred on September 29, 2017.  Prior to the final closing, portfolio investments and items of income and expense were allocated according to the committed capital ownership percentages as of the final closing. Following the final closing, reallocation of portfolio investments and items of income and expense between the Fund, the Partnership and the Parallel Partnership has occurred.  As a result, included in the 2017 Consolidated Statements of Operations for the year ended December 31, 2017 are reallocations of $77,702 (reallocations of investment income totaling $90,814 and reallocations of expenses totaling $13,112).

Financial Condition, Liquidity, and Capital Resources

During the year ended December 31, 2017, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s partners’ capital commitments to the Partnership. As of December 31, 2017 the Partnership (excluding the Parallel Partnership) had received subscriptions for capital in the amount of $112,960,000, of which $42,924,800 had been called and received and of which $34,331,057 was contributed to the Fund.  As of December 31, 2017, $70,035,200 of capital remains uncalled by the Partnership.

At December 31, 2017, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at December 31, 2017, expects to receive approximately $3,900,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of December 31, 2017, 14.8% of the Fund’s net assets consisted of cash and as of December 31, 2016, 0.7% of the Fund’s net assets consisted of cash. During the year ended December 31, 2017, the Fund invested its assets in senior subordinated notes, term notes and a Money Market Fund and during the year ended December 31, 2016, the Fund invested its assets in senior subordinated notes and a Money Market Fund. During the year ended December 31, 2017, the Fund made its first distribution to the Partnership in the amount of $7,311,442. The principal balance and fair value of loans in the Fund’s investment portfolio at December 31, 2017 and December 31, 2016 was $34,877,049 and $34,384,355, and $23,527,112 and $23,149,094, respectively.

The Fund’s consolidated financial statements include portfolio investments at fair value of $41,154,948 at December 31, 2017 and $23,211,946 at December 31, 2016. The portfolio investments represent 140% of net assets at December 31, 2017 and 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

With respect to leverage, on August 8, 2017, the Fund, the Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) to fund the operations of the Fund, Partnership, and Parallel Partnership. Please see Contractual Obligations below for additional information about the Credit Facility.

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of December 31, 2017, the Fund had an asset coverage ratio of 2.75.

On March 28, 2018, the Fund rebalanced its portfolio by distributing $19,612,095 of assets ($17,519,751 of senior subordinated notes and $2,092,344 of term notes) to the Partnership.  This rebalancing was completed to help enable the Fund to qualify as a regulated investment company for federal income tax purposes.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Investment Management Agreement, pursuant to which Siguler Guff Advisers has agreed to serve as our investment adviser, are equal to a percentage of the net invested capital of the Fund, including assets acquired with borrowed funds, if any.  The Investment Management Agreement will continue in effect until June 8, 2018.  Thereafter, regardless of the dissolution of the Fund, if not terminated, the Investment Management Agreement shall continue automatically for successive periods of a year each. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party.  The Fund has also entered into a Custodian Agreement, pursuant to which Citi Private Bank has agreed to serve as the Fund’s custodian (the “Custodian”). The Fund pays the Custodian such fees as have been agreed between the Fund and the Custodian, as described in the Custodian Agreement which Fund has determined are commercially reasonable in its sole discretion.

On August 8, 2017, the Fund, the Partnership, and Parallel Partnership, entered into a Credit Facility in the amount of $10,000,000, collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership.  On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership, and Parallel Partnership, and is scheduled to expire on August 8, 2018, subject to extension.  In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  As of December 31, 2017, the Credit Facility held an outstanding balance of $21,700,000, of which the Fund’s portion was $16,800,000 at a rate of between 2.78% and 3.11%.

As mentioned in the above paragraph, the Fund does bear interest on its outstanding principal amount and is subject to certain fees and costs that could affect its liquidity and cash flows. As of December 31, 2017, the Fund had incurred financing obligations with respect to interest on borrowings, undrawn fees or unused commitment fees that could have an impact on liquidity cash flows.

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

The Fund is subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both the cost of funding and our interest income from portfolio investments. The Fund’s risk management processes and procedures are designed to identify and analyze risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of administrative and information systems and other policies and programs. The investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent the debt investments include floating interest rates. In addition, the investments are carried at fair value as determined in good faith by the Board of Directors. The valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation. The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $1,109,000.

As previously discussed in Contractual Obligations under Item 7 of this 10-K, the Fund entered into a Credit Facility agreement on August 8, 2017 and amended on December 15, 2017, and as of December 31, 2017, held an outstanding balance of $16,800,000. Because the Fund has elected to use leverage in the form of a Credit Facility, its sensitivity to changes in interest rates and other risks could be substantially greater. Assuming no changes in the Credit Facility structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $44,000.

The Fund intends to manage credit risk through diversification, and continually monitors the financial condition of its borrowers and reports thereon to the Fund’s Board of Directors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Siguler Guff Small Business Credit Opportunities Fund, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of portfolio investments, of Siguler Guff Small Business Credit Opportunities Fund, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2017, and for the period October 13, 2015 (inception) through December 31, 2015, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations, changes in their net assets and their cash flows for each of the two years in the period ended December 31, 2017 and for the period October 13, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of investments owned as of December 31, 2017 and 2016 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PriceWaterhouseCoopers LLP
New York, New York
March 29, 2018

We have served as the Company’s auditor since 2015.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2017	December 31, 2016
Assets
Portfolio Investments at fair value:
Non-controlled, non-affiliated portfolio investments (cost, December 31, 2017: $41,154,948; December 31, 2016: $23,211,946)	$41,154,948	$23,211,946

Cash	4,346,368	122,577
Due from Affiliate	467,896	-
Other receivable	189,673	-
Interest receivable	106,922	108,702
Deferred financing costs (net of accumulated amortization of $38,972)	91,026	-
Prepaid taxes	9,831	-
Net deferred tax asset	-	94,837
Total Assets	$46,366,664	$23,538,062

Liabilities
Investor note credit facility	$16,800,000	$-
Accrued expenses and other liabilities	231,310	208,409
Due to Affiliate	2,850	5,323,799
Taxes payable	-	96,758
Total Liabilities	17,034,160	5,628,966
Net Assets	$29,332,504	$17,909,096

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at December 31, 2017 and December 31, 2016	100	100
Paid-in capital in excess of par	28,660,632	17,686,258
Accumulated undistributed net investment income/(loss)	605,469	222,738
Accumulated undistributed net realized gain/(loss)	66,303	-
Total Net Assets	$29,332,504	$17,909,096

Net Asset Value Per Share	$293.33	$179.09

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments December 31, 2017

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (97%) (1), (2)
United States
Earthlite, LLC (3)	Business Equipment	11.00%	07/11/2022	$1,425,350	$1,402,339
Gatekeeper Systems, Inc. (3)	Security and Protection Services	11.00%	03/02/2022	$2,773,873	2,733,904
La Tavola, LLC (3)	Commercial Retail	11.00%	06/01/2021	$3,690,785	3,646,065
Medsurant Holdings, LLC (3)	Healthcare Services	12.25%	06/30/2020	$4,113,937	4,021,901
Northeastern Bus Rebuilders Inc. (3)	Business Services	10.00%	06/05/2022	$5,602,816	5,531,014
S.R. Smith, LLC	Consumer / Sporting Goods	11.00%	03/27/2022	$2,649,963	2,620,770
Schlotterbeck & Foss, LLC (3)	Processed & Packaged Goods	11.00%	03/01/2023	$4,986,679	4,903,282
Trachte, LLC (3)	Manufacturing	11.00%	04/13/2021	$3,695,640	3,652,337
Total Senior Subordinated Notes (Cost: $28,511,612)					$28,511,612

Term Notes (20%) (1), (2)
United States
Arc Drilling, LLC (4)	Manufacturing	10.88%	11/17/2022	$1,770,860	$1,735,470
NetFortris Operating Co., Inc. (5)	Telecommunications	9.78%	02/21/2021	$1,807,360	1,801,124
Whitney, Bradley & Brown, Inc. (6)	Technical Services	10.35%	10/18/2022	$2,359,786	2,336,149
Total Term Notes (Cost: $5,872,743)					$5,872,743
Total Senior Subordinated and Term Notes (Cost: $34,384,355)					$34,384,355

Money Market Fund (23%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $6,770,593)	U.S. Treasury Bills and Notes			6,770,593	$6,770,593
Total United States (Cost: $41,154,948)					$41,154,948
Total Portfolio Investments (Cost: $41,154,948)					$41,154,948

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

(2)	The Portfolio Investments are valued using unobservable inputs (Level 3). Refer to Note 2 in the accompanying notes to the consolidated financial statements for more information.
(3)	The Portfolio Investments have a stated payment-in-kind interest income rate of up to 2.00% which is not reflected in the stated interest rate.
(4)	The interest rate of this investment is equal to LIBOR plus 9.50%.
(5)
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

(6)	The interest rate of this investment is equal to LIBOR plus 9.00%.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments December 31, 2016

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (129%) (1), (2)
United States
Earthlite, LLC (3)	Business Equipment	11.00%	07/11/2022	$1,339,496	$1,314,575
Gatekeeper Systems, Inc. (3)	Security and Protection Services	11.00%	03/02/2022	$1,942,640	1,910,130
La Tavola, LLC (3)	Commercial Retail	11.00%	06/01/2021	$3,433,977	3,382,949
Medsurant Holdings, LLC	Healthcare Services	12.25%	06/18/2021	$2,745,902	2,698,054
Northeastern Bus Rebuilders Inc. (3)	Business Services	10.00%	06/05/2022	$5,265,338	5,187,086
Rudy's Food Products, Inc. (3)	Processed & Packaged Goods	11.00%	07/05/2021	$5,361,235	5,267,650
Trachte, LLC (3)	Manufacturing	11.00%	04/13/2021	$3,438,524	3,388,650
Total Senior Subordinated Notes (Cost: $23,149,094)					$23,149,094

Money Market Fund (0%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $62,852)	U.S. Treasury Bills and Notes			62,852	$62,852
Total United States (Cost: $23,211,946)					$23,211,946
Total Portfolio Investments (Cost: $23,211,946)					$23,211,946

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

(2)	The Portfolio Investments are valued using unobservable inputs (Level 3). Refer to Note 2 in the accompanying notes to the consolidated financial statements for more information.
(3)	The Portfolio Investments have a stated payment-in-kind interest income rate of up to 2.00% which is not reflected in the stated interest rate.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$3,748,300	$1,890,751	$97,234
Other income	288,863	-	-
Payment-in-kind interest income	183,967	157,660	5,377
Total Investment Income	4,221,130	2,048,411	102,611

Expenses
Investment Management Fee	416,375	295,764	26,195
Organizational costs	-	-	342,763
Professional fees	296,835	508,701	145,000
Directors fees	171,000	172,500	98,926
Interest	64,220	-	-
Amortization of deferred financing costs	38,972	-	-
Other general and administrative	21,929	8,832	14,916
Total Expenses	1,009,331	985,797	627,800
Investment Management Fee Waived (Note 7)	(7,927)	(77,534)	-
Total Net Expenses	1,001,404	908,263	627,800
Net Investment Income/(Loss) before income tax (benefit)/expense	3,219,726	1,140,148	(525,189)
Income tax (benefit)/expense (Note 2)	1,287,700	392,221	-
Net Investment Income/(Loss) after income tax (benefit)/expense	1,932,026	747,927	(525,189)

Realized Gain/(Loss) on Portfolio Investments
Non-Controlled, Non-Affiliated Investments:
Net Realized Gain/(Loss)	158,125	-	-
Net Realized Gain/(Loss) on Portfolio Investments	158,125	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	$2,090,151	$747,927	$(525,189)

Net Investment Income/(Loss) after income tax (benefit)/expense Per Share (Basic and Diluted)	$19.32	$7.48	$(5.25)

Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$20.90	$7.48	$(5.25)
Weighted average shares outstanding	100,000	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax (benefit)/expense	$1,932,026	$747,927	$(525,189)
Net realized gain/(loss) on Portfolio Investments	158,125	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	2,090,151	747,927	(525,189)

Capital Stock Transactions
Issuance of common stock	-	-	25,000
Contributions from stockholder	16,644,699	10,693,267	6,993,091
Paid-in capital distributed to stockholder	(5,670,325)	-	-
Distributions from net investment income/(loss)	(1,549,295)	-	-
Distributions from net realized gain/(loss)	(91,822)	-	-
Receivable from stockholder	-	-	(25,000)
Net Increase in Net Assets From Capital Stock Transactions	9,333,257	10,693,267	6,993,091

Total Increase in Net Assets
Net assets at beginning of period	17,909,096	6,467,902	-
Net assets at end of period	$29,332,504	$17,909,096	$6,467,902

Capital Share Activity
Shares issued	-	-	100,000
Shares redeemed	-	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-	100,000

Accumulated Undistributed Net Investment Income/(Loss)	$605,469	$222,738	$(525,189)
Accumulated Undistributed Realized Gain/(Loss)	$66,303	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$2,090,151	$747,927	$(525,189)
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Used in Operating Activities:
Net realized (gain)/loss on Portfolio Investments	(158,125)	-	-
Purchases of Portfolio Investments	(27,481,326)	(16,183,748)	(6,824,051)
Sales of Portfolio Investments	9,961,129	-	-
Payment-in-kind interest income	(183,967)	(157,660)	(5,377)
Accretion of discount on notes	(80,713)	(37,027)	(4,083)
Amortization of deferred financing costs	38,972	-	-
Decrease/(Increase) in due from Affiliate	(467,896)	-	-
Decrease/(Increase) in other receivable	(189,673)	-	-
Decrease/(Increase) in interest receivable	1,780	(74,698)	(34,004)
Decrease/(Increase) in prepaid taxes	(9,831)	-	-
Decrease/(Increase) in net deferred tax asset	94,837	(94,837)	-
(Decrease)/Increase in accrued expenses and other liabilities	22,901	63,409	145,000
(Decrease)/Increase in due to Affiliate	(5,320,949)	4,966,571	357,228
(Decrease)/Increase in taxes payable	(96,758)	96,758	-
Net Cash Used in Operating Activities	(21,779,468)	(10,673,305)	(6,890,476)

Cash Flows From Financing Activities
Payment of receivable from stockholder	-	25,000	-
Contributions from stockholder	16,644,699	10,668,267	6,993,091
Distributions paid to stockholder	(7,311,442)	-	-
Proceeds from investor note credit facility	16,800,000	-	-
Deferred financing costs paid	(129,998)
Net Cash Provided by Financing Activities	26,003,259	10,693,267	6,993,091
Net Increase/(Decrease) in Cash	4,223,791	19,962	102,615

Cash
Beginning of year/period	122,577	102,615	-
End of year/period	$4,346,368	$122,577	$102,615

Supplemental cash flow information
Income Taxes Paid	$1,304,056	$390,300	$-
Interest Paid	$50,781	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

1.	Business and Organization

Siguler Guff Small Business Credit Opportunities Fund, Inc. (“SBCOF” or the “Company”), was incorporated in Maryland on July 7, 2014 as a non-diversified, closed-end management investment company and has elected status as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on July 1, 2015.  Siguler Guff Advisers, LLC (the “Investment Manager”) serves as the Company’s Investment Manager.  The Investment Manager is an investment adviser registered with the U.S. Securities and Exchange Commission, pursuant to the 1940 Act.  One hundred percent of the stock of the Company is held by Siguler Guff Small Business Credit Opportunities Fund, LP (the “Partnership”).  Prior to commencing its operations on October 13, 2015, the Company had no operations other than the issuance to the Partnership of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2014.

Since the Partnership owns one hundred percent of the stock of the Company, the term of the Company will be the same as that of the Partnership. The term of the Partnership will continue until the later to occur of: (a) September 17, 2026, or (b) the date of which all the Partnership’s assets have been distributed and the Partnership’s obligations (including contingent obligations) have terminated, unless the Partnership is sooner dissolved in accordance with Article 9 of its Partnership Agreement dated July 9, 2014 and amended as of July 12, 2017.  The term may be extended for up to three additional years with the consent of the Advisory Board.

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
Notes to Consolidated Financial Statements December 31, 2017

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

The Company is an investment company and follows the accounting and reporting guidance as prescribed by Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

The financial statements include portfolio investments at fair value of $41,154,948 at December 31, 2017 and $23,211,946 at December 31, 2016. The portfolio investments represent 140% of net assets at December 31, 2017 and 129% of net assets at December 31, 2016 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Valuation of Portfolio Investments
The FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820") defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

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

The fair value of the Company's portfolio investments at December 31, 2017 and December 31, 2016 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

The following table summarizes the level of the Company’s assets measured at fair value as of December 31, 2017 and December 31, 2016:

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$23,149,094	$23,149,094
Money Market Fund	62,852	-	-	62,852
Total Portfolio Investments	$62,852	$-	$23,149,094	$23,211,946

At December 31, 2017 and December 31, 2016, 100% of the Company’s Portfolio Investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.

The following table summarizes the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of December 31, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$20,987,560	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,801,124	Discounted Cash Flow	Discount Rate	9.1% - 12.6%

Total	$22,788,684

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $11,595,671 as of December 31, 2017.

			Unobservable Input as of December 31, 2016
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,737,303	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Total	$14,737,303

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $8,411,791 as of December 31, 2016.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

	For the Year Ended December 31, 2017
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$23,149,094	$13,401,063	$(9,919,075)	$1,461,296	$261,109	$158,125	$28,511,612
Term Notes	-	5,911,226	(42,054)	-	3,571	-	5,872,743
Total	$23,149,094	$19,312,289	$(9,961,129)	$1,461,296	$264,680	$158,125	$34,384,355

	For the Year Ended December 31, 2016
	Beginning Balance	Purchases	Sales Proceeds	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$6,833,511	$10,351,699	$-	$5,769,197	$194,687	$-	$23,149,094
Term Notes	-	-	-	-	-	-	-
Total	$6,833,511	$10,351,699	$-	$5,769,197	$194,687	$-	$23,149,094

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 Portfolio Investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the years ended December 31, 2017 and December 31, 2016, the Company has a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

Other income includes the estimated amount of the exit fee due to the Company in connection with the purchase of the NetFortris Operating Co., Inc. term notes as well as a prepayment fee received in connection with the sale of the Rudy's Food Products, Inc. and C&M Technologies Group, Inc. senior subordinated notes.

Expenses include investment management fees, organizational costs, legal fees, directors' fees, audit and tax service expenses, interest expense and other general and administrative expenses.  Expenses are recognized on an accrual basis.

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

As a result, included in the Consolidated Statements of Operations for the year ended December 31, 2017 are reallocations of amounts previously included in the Consolidated Statements of Operations for the year ended December 31, 2016.  Below is a summary of such adjustments:

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

	2016 As Reported	Reallocations (to)/from Parallel Partnership	2016 Adjusted
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$1,890,751	$82,819	$1,973,570
Payment-in-kind interest income	157,660	7,995	165,655
Total Investment Income	2,048,411	90,814	2,139,225

Expenses
Investment Management Fee	295,764	20,635	316,399
Professional fees	508,701	454	509,155
Directors fees	172,500	-	172,500
Other general and administrative	8,832	(50)	8,782
Total Expenses	985,797	21,039	1,006,836
Investment Management Fee Waived (Note 7)	(77,534)	(7,927)	(85,461)
Total Net Expenses	908,263	13,112	921,375
Net Investment Income/(Loss) before income tax (benefit)/expense	1,140,148	77,702	1,217,850
Income tax (benefit)/expense (Note 2)	392,221	-	392,221
Net Investment Income/(Loss) after income tax (benefit)/expense	747,927	77,702	825,629
Net Increase/(Decrease) in Net Assets Resulting from Operations	$747,927	$77,702	$825,629

Net Investment Income/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$7.48	$0.78	$8.26
Weighted average shares outstanding	100,000	-	100,000

Income Taxes
On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted, which significantly revised U.S. corporate income tax by, lowering corporate income tax rates. FASB ASC 740, Income Taxes (“ASC 740”), requires the re-measurement of U.S. deferred tax assets and liabilities that existed as of December 22, 2017, to the new federal income tax rate of 21% as well as any federal impact associated with state and local deferred income taxes. As of December 31, 2017, the Company has accounted for the effects of the Tax Act by recording a decrease to its net deferred tax assets of $67,645 and a corresponding decrease of $67,645 to the valuation allowance. As a result, there is a gross impact to the tax provision from the re-measurement of U.S. deferred tax assets at lower enacted tax rates. However, since there is a full valuation allowance being recorded by the Company against its net deferred tax assets as of December 31, 2017, there is no impact on the Company’s tax provision for the year ended December 31, 2017, as a result of the Tax Act.

During the years ended December 31, 2017 and December 31, 2016 and the period ended December 31, 2015, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company will be treated as a corporation for U.S. federal income tax purposes.  It is anticipated that, commencing during the first quarter of 2018, the Company will seek to meet the requirements, including diversification, gross income, and distribution requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes.  Unless and until the Company meets these requirements, it will be taxed as a corporation on its taxable income for that year even if that income is distributed to the Partnership (its sole stockholder), and all distributions out of its earnings and profits will be taxable as dividends to the investors of the Partnership; thus, such income will be subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).  There is no assurance that the Company will meet the requirements to qualify as a RIC or be able to maintain such status.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Federal income taxes:
Current	$8,615	$79,211
Deferred	-	(83,598)
State income taxes:
Current	(18,446)	17,547
Deferred	-	(11,239)
Total	$(9,831)	$1,921

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015
Federal (1)	$1,037,011	$425,211	$-
State (2)	155,852	61,847	-
Total Current	1,192,863	487,058	-
Deferred:
Federal	83,598	(83,598)	-
State	11,239	(11,239)	-
Total Deferred	94,837	(94,837)	-
Total Net (Benefit)/Expense	$1,287,700	$392,221	-

(1)	The current federal income tax (benefit)/expense, for the year ended December 31, 2016, is net of the use of federal net operating losses totaling $45,939.
(2)	The current state income tax (benefit)/expense, for the year ended December 31, 2016, is net of the use of state net operating losses totaling $41,822.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Deferred Tax Assets:
Accrued Professional Fees	$42,938	$76,718
Organizational Expenses	74,324	120,277
Debt Issuance Costs	52,563	66,828
Total Deferred Tax Assets	$169,825	$263,823
Deferred Tax Liabilities:
Interest Income	$39,635	$-
Total Deferred Tax Liabilities	$39,635	$-
Valuation Allowance	(130,190)	(168,986)
Net Deferred Income Taxes	$-	$94,837

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

As of December 31, 2017 and December 31, 2016, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Company recorded a valuation allowance of $130,190 and $168,986 against its net deferred tax assets, for the years ending December 31, 2017 and December 31, 2016, respectively, representing the portion of net deferred tax assets for which the Company is not expected to realize a benefit after the Company meets RIC qualification. If the Company determines that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2017 and December 31, 2016, the Company had no federal or state net operating loss carryforwards.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the state income taxes, changes in tax law and valuation allowance related to our deferred tax assets.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Computed "Expected" Tax Rate	34.00%	34.00%
Permanent Differences	0.05%	0.00%
State Income Taxes, Net of Federal Income Tax Benefit	3.27%	2.93%
Effect of Changes in Tax Law, Rates	2.00%	0.00%
Deferred Tax Asset Valuation Allowance Impact	(1.20)%	(2.53)%
Effective Tax Rate	38.12%	34.40%

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company, and therefore, no provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the year ended December 31, 2017 or accrued for as of December 31, 2017 and December 31, 2016.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At December 31, 2017, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

Other Receivable
Included in other receivable is the estimated amount of the exit fee due to the Company in connection with the purchase of the NetFortris Operating Co., Inc. term notes.  The exit fee rate is 2.75% per year of the outstanding principal balance of the term notes through the fiscal quarter ending December 31, 2017.  Thereafter, the exit fee rate is 2.75% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.

Investor Note Credit Facility
On August 8, 2017, the Company, Partnership and Parallel Partnership entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Company, Partnership and Parallel Partnership and is scheduled to expire on August 8, 2018, subject to extension.  In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  As of December 31, 2017, the Credit Facility held an outstanding balance of $21,700,000 of which the Company’s portion was $16,800,000 at a rate between 2.78% and 3.11%. The weighted average interest rate from the date of the first drawdown was 2.86%. The balance presented on the Consolidated Statement of Assets and Liabilities approximates its fair value, which would be categorized as Level 3 within the fair value hierarchy.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

The Company is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of December 31, 2017, the Company had an asset coverage ratio of 2.75.

Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendment to the Company’s Credit Facility.  These costs are amortized using the straight-line method over the term of the Credit Facility.  Deferred financing costs related to the Credit Facility are presented on the Company’s Consolidated Statement of Assets and Liabilities.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company is currently assessing the impact of ASU 2014-09 and does not believe that there would be a material impact on the Consolidated Financial Statements.

3.	Portfolio Investments

The terms and conditions of the portfolio investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the year ended December 31, 2017 totaled $26,020,030 with an additional $1,461,296 being reallocated from the Parallel Partnership due to the reallocation of Portfolio Investments (see Note 2).  Sales of investments for the year ended December 31, 2017 totaled $9,961,129.  Purchases of investments for the year ended December 31, 2016 totaled $10,351,699.  There were no sales, repayments or other exits of investments for the year ended December 31, 2016.

At December 31, 2017 and December 31, 2016, the cost of portfolio investments for federal income tax purposes was $30,498,160 and $23,324,043, respectively. There was no aggregate or net unrealized appreciation/(depreciation) of portfolio investments for federal income tax purposes.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

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

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in  Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $112,960,000.  Total contributed capital to the Partnership through December 31, 2017 was $42,924,800, of which $34,331,057 was contributed to the Company.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

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

As of December 31, 2017 and December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Distributions are declared at the sole discretion of the Directors.  On October 18, 2017, the Company declared and paid its first distribution to the Partnership in the amount of $7,311,442 or $73.11 per share.  From inception through December 31, 2017, the Company has distributed $7,311,442 to the Partnership.

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the years ended December 31, 2017 and December 31, 2016 and the period ended December 31, 2015, the Independent Directors received compensation from the Company aggregating to $171,000, $172,500 and $98,926, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $300,000 and $12,030,000 to the Partnership and Parallel Partnership, respectively.

Due from Affiliate represents amounts paid on behalf of the Company by the Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Company as a result of reallocations (see Note 2).

Due to Affiliate represents amounts paid on behalf of the Company by the Investment Manager in connection with expenses paid on behalf of the Company.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

For the year ended December 31, 2017, the amended Investment Management Fee rate of 1.25% was in effect and as such, $7,927 of Investment Management Fees were waived as a result of reallocations (see Note 2).  For the year ended December 31, 2016, the Investment Manager waived $77,534 of Investment Management Fees.  For the period ended December 31, 2015, there were no Investment Management Fees waived.

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
Notes to Consolidated Financial Statements December 31, 2017

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the years ended December 31, 2017 and December 31, 2016 and the period ended December 31, 2015.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period October 13, 2015 (Commencement of Operations) Through December 31, 2015

Total Return[1]	8.47%	5.34%	(21.31)%

Per Share Amounts:
Net Asset Value, Beginning of Year	$179.09	$64.68	$-
Net Investment Income/(Loss) after income tax (benefit)/expense	19.32	7.48	(5.25)
Issuance of Common Stock	-	-	0.25
Receivable from Stockholder	-	-	(0.25)
Net Realized Gain/(Loss) on Portfolio Investments	1.58	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	20.90	7.48	(5.25)
Contributions from Stockholder	166.45	106.93	69.93
Paid-in capital distributed to stockholder	(56.70)	-	-
Distributions from net investment income/(loss)	(15.49)	-	-
Distributions from net realized gain/(loss)	(0.92)	-	-
Net Asset Value, End of Year/Period	$293.33	$179.09	$64.68

Net Assets, End of Year/Period	$29,332,504	$17,909,096	$6,467,902
Average Net Assets	$25,067,557	$11,524,160	$3,263,327

Ratios / Supplemental Data:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	7.71%	6.49%	(22.97)%
Ratio of total expenses to average net assets before Investment Management Fee Waived	4.03%	8.55%	26.12%
Ratio of total expenses to average net assets after Investment Management Fee Waived	3.99%	7.88%	-
Common Shares Outstanding, End of Year/Period	100,000	100,000	100,000
Portfolio Turnover Rate	34.78%	0.00%	0.00%
Average Outstanding Borrowings[2]	$6,933,333	$-	$-
Asset Coverage Ratio	2.75	-	-

[1]
Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the year/period ended, and adjusted for stockholder contributions and distributions during the year/period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 104.61% as of December 31, 2017, 176.89% as of December 31, 2016 and 6,467,902% as of December 31, 2015.  The Company determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

[2]	The average outstanding borrowings has been calculated from the date of the first drawdown.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

10.	Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2017 and December 31, 2016 are presented below:

	As of and For The Three Months Ended December 31, 2017	As of and For The Three Months Ended September 30, 2017	As of and For The Three Months Ended June 30, 2017	As of and For The Three Months Ended March 31, 2017
Consolidated Statement of Operations Data:
Total Investment Income	$1,083,506	$1,216,007	$1,172,553	$749,064
Investment Management Fee, net of waiver	107,517	114,623	95,253	91,055
All Other Expenses	256,974	146,482	112,648	76,852
Income Tax (Benefit)/Expense	327,161	393,012	321,038	246,489
Net Investment Income/(Loss) after income tax (benefit)/expense	391,854	561,890	643,614	334,668
Net Realized Gain/(Loss) on Portfolio Investments	66,303	6,138	85,684	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	458,157	568,028	729,298	334,668
Per Share Data:
Net Asset Value Per Share	$293.33	$280.10	$274.42	$246.19
Net Investment Income/(Loss) Per Share (Basic and Diluted)	3.92	5.62	6.44	3.35
Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	4.58	5.68	7.29	3.35
Paid-in capital distributed to stockholder	56.70	-	-	-
Distributions from net investment income/(loss)	15.49	-	-	-
Distributions from net realized gain/(loss)	0.92	-	-	-
Consolidated Statement of Assets and Liabilities Data at Period End:
Portfolio Investments, at fair value	$41,154,948	$39,374,065	$26,626,325	$30,033,703
Total Assets	46,366,664	39,908,566	31,173,586	30,297,783
Investor Note Credit Facility	16,800,000	4,600,000	-	-
All Other Liabilities	234,160	7,298,925	3,731,972	5,679,019
Total Net Assets	29,332,504	28,009,641	27,441,614	24,618,764
Other Data:
Total Return[3]	8.47%	6.80%	4.63%	1.87%
Number of Portfolio Investments at Period End[4]	11	10	9	9

	As of and For The Three Months Ended December 31, 2016	As of and For The Three Months Ended September 30, 2016	As of and For The Three Months Ended June 30, 2016	As of and For The Three Months Ended March 31, 2016
Consolidated Statement of Operations Data:
Total Investment Income	$1,039,336	$386,336	$318,600	$304,139
Investment Management Fee, net of waiver	122,955	38,992	32,935	23,348
All Other Expenses	226,408	149,675	189,300	124,650
Income Tax (Benefit)/Expense	284,253	131,372	6,865	(30,269)
Net Investment Income/(Loss) after income tax (benefit)/expense	405,720	66,297	89,500	186,410
Net Realized Gain/(Loss) on Portfolio Investments	-	-	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	405,720	66,297	89,500	186,410
Per Share Data:
Net Asset Value Per Share	$179.09	$126.53	$105.43	$97.49
Net Investment Income/(Loss) Per Share (Basic and Diluted)	4.06	0.66	0.90	1.86
Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	4.06	0.66	0.90	1.86
Paid-in capital distributed to stockholder	-	-	-	-
Distributions from net investment income/(loss)	-	-	-	-
Distributions from net realized gain/(loss)	-	-	-	-
Consolidated Statement of Assets and Liabilities Data at Period End:
Portfolio Investments, at fair value	$23,211,946	$13,008,361	$10,632,044	$9,928,461
Total Assets	23,538,062	13,321,264	10,892,974	10,201,275
Investor Note Credit Facility	-	-	-	-
All Other Liabilities	5,628,966	667,890	349,874	452,260
Total Net Assets	17,909,096	12,653,374	10,543,100	9,749,015
Other Data:
Total Return[3]	5.34%	3.39%	2.86%	1.95%
Number of Portfolio Investments at Period End[4]	7	6	4	4

[3]
Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the period ended, and adjusted for stockholder contributions and distributions during the period. The Comapny noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 104.61% as of December 31, 2017, 56.40% as of September 30, 2017, 53.23% as of June 30, 2017, 37.47% as of March 31, 2017, 176.89% as of December 31, 2016, 95.62% as of September 30, 2016, 63.00% as of June 30, 2016 and 50.73% as of March 31, 2016. The Fund determined this did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

[4]	The number of Portfolio Investments at period end excludes the investment in the Money Market Fund.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements December 31, 2017

11.	Subsequent Events

On January 16, 2018, the Company purchased $6,777,750 of senior subordinated notes in Chairman’s Foods, LLC. On March 28, 2018, the Company sold $2,148,905 of senior subordinated notes in Chairman’s Foods, LLC to an affiliated entity.

On February 6, 2018, the Company purchased $2,614,709 of term notes in Environmental Group Holdings, LLC.  On March 28, 2018, the Company sold $1,307,355 of term notes in Environmental Group Holdings, LLC to an affiliated entity.

On February 15, 2018, the Company purchased $5,388,730 of senior subordinated notes in AAMP Holdings, Inc.

On February 16, 2018, the Company made a distribution to the Partnership in the amount of $4,383,035, bringing total distributions to the Partnership since inception to $11,694,477.

On March 28, 2018, the Company rebalanced its portfolio by distributing $19,612,095 of assets ($17,519,751 of senior subordinated notes and $2,092,344 of term notes) to the Partnership, which was performed to enable the Company to be qualified as a regulated investment company for federal income tax purposes.

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

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2017, there have been no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Fund is responsible for establishing and maintaining effective internal control over financial reporting.  The Fund’s internal control over financial reporting is a process that is implemented under the supervision of the Fund’s President and Chief Financial Officer to provide reasonable assurance with respect to the reliability and accuracy of financial reporting, and the preparation of its consolidated financial statements for reporting purposes are completed in accordance with generally accepted accounting principles (GAAP).  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Fund’s internal control over financial reporting as of December 31, 2017 was effective.

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

On September 29, 2017, the Partnership held its final close and will no longer be accepting or seeking additional commitments from investors.

As discussed in the Fund’s Form 8-K filed with the SEC on March 27, 2018, the Fund’s Board of Directors elected Ilomai Kurrik as Secretary and Chief Legal Officer of the Fund, effective March 22, 2018, replacing Sandip Kakar who stepped down as Secretary and Chief Legal Officer.  Mr. Kakar was elected as Assistant Secretary of the Fund by the Fund’s Board of Directors on March 22, 2018, and will remain affiliated with the Fund.

No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund’s Board of Directors.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The directors of the Fund are:

Name	Age	Position(s) with the Fund	Director Since	Principal Occupation(s) During Past 5 Years and Other Directorships in Publicly Held Companies
Independent Directors
Mona Aboelnaga Kanaan	50	Director; Member of Audit and Nominating and Corporate Governance Committees	2015
Managing Member, K6 Investments (11/2011 – Present)

Managing Member, YOLA COLON LLC (01/2013 – Present)

Trustee, The Chapin School (05/2011 – Present)

Chairperson & Director, ABANA (01/2010 – Present)

Director, Arab Fashion Council (05/2016 – Present)

Trustee, International House (11/2016 – present)

President & CEO, Proctor Investment Managers LLC (01/2006 – 11/2013)

Director, Peridiem Global Investors (11/2013 – 03/2015)

Julian Markby	66	Director; Chairman of Audit Committee; Member of Nominating and Corporate Governance Committee	2015
Director, Momentive Performance Materials (04/2013 – Present)

Director, Thiele Kaolin Company (04/2011 – Present)

Voting Proxy & Board Observer, Ligado Networks (12/2015 – Present)

Director, TwentyEight, Inc. (10/2016 – 02/2017)

Chairman, SP Fiber Holdings, Inc. (10/2012 – 10/2015)

Director, Altegrity, Inc. (11/2014 – 09/2015)

Director, NewPage Corporation (02/2011 – 12/2012)

Gregory J. Ricca	69	Director; Member of Audit Committee; Chairman of Nominating and Corporate Governance Committee	2015	Retired in 2010 as President & CEO of Discovery Networks International
Non-Independent Directors
George W. Siguler(1)	70	Chairman of the Board of Directors	2015	Managing Director, Founding Partner and Chief Investment Officer, Siguler Guff
Kevin Kester(1)	50	Director	2015	Managing Director, Siguler Guff

(1)	Because of Messrs. Siguler’s and Kester’s positions with the Investment Manager, they are “interested persons” of the Fund.

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

Section 16(a) Beneficial Ownership

Reporting Persons	Capacity in Which Filing Was Made
Siguler Guff Small Business Credit Opportunities Fund, LP; Siguler Guff SBCOF GP, LLC; Siguler Guff Capital, LP; George W. Siguler, Drew J. Guff and Donald P. Spencer; Ilmarinen Mutual Pension Company	Greater than 10% owners
Mona Aboelnaga Kanaan; Kevin Kester; Julian Markby; Gregory Ricca; George W. Siguler	Directors
Christopher Barbier; Kenneth Burns; Mark Denomme; Sean Greene; Jun Isoda; Sandip Kakar; Donald Spencer	Officers

Executive Officers

The following are the executive officers of the Fund, and the two investment professionals with primary responsibility, together with Mr. Greene, for the management of the Fund’s portfolio.

Name	Age	Position with the Fund	Principal Occupation(s) During Past 5 Years and Other Directorships in Publicly Held Companies

Sean Greene	53	President
Managing Director, Siguler Guff (09/2013 – Present)

Entrepreneur in Residence, Revolution/Case Foundation (04/2013 – 06/2014)

Associate Administrator for Investment & Special Advisor for Innovation, U.S. Small Business Administration (10/2009 – 03/2013)

Jun Isoda	36	Chief Financial Officer
Managing Director & Chief Financial Officer, Siguler Guff (03/2017 – Present)

Principal, Director of Accounting, Siguler Guff (01/2007 – 02/2017)

Associate, Private Equity Controller, Morgan Stanley Investment Management (01/2004 – 01/2007)

Ilomai Kurrik	47	Secretary
Managing Director, Siguler Guff (03/2018 – Present)

Principal, Siguler Guff (04/2015 – 03/2018)

Senior Associate, Clifford Chance US LLP (06/2010 – 04/2015)

Associate Attorney, Weil, Gotshal & Manges LLP (05/2007 – 06/2010)

Ken Burns	54	Assistant Vice President	Managing Director, Partner & Chief Operating Officer, Siguler Guff (03/2000 – Present)
Donald P. Spencer	62	Assistant Vice President	Managing Director, Founding Partner & Senior Counsel, Siguler Guff (1995 – Present)
Mark S. Denomme	51	Investment Professional of the Investment Manager	Managing Director, Siguler Guff (04/2014 – Present) Managing Director, Newstar Financial (05/2012 – 04/2014) Managing Director, Hercules Technology Growth Capital (10/2006 – 05/2012)
Christopher M. Barbier	38	Investment Professional of the Investment Manager	Principal ,Siguler Guff (03/2017 – Present) Vice President, Siguler Guff (02/2014 – 03/2017) Vice President, Hartford Investment Management Co. (07/2010 – 04/2013)

ITEM 11.	EXECUTIVE COMPENSATION

Executive officers of the Fund do not receive any compensation for their services to the Fund. Accordingly, the Fund does not have a standing compensation committee that determines the compensation of executive officers.

Independent Director	Fees earned or paid in cash (2017)
Julian Markby	$62,000.00

Greg Ricca	$57,000.00

Mona Aboelnaga Kanaan	$52,000.00

Total Fees	$171,000.00

Compensation of Directors

For the fiscal year ending December 31, 2017, each Independent Director of the Fund was compensated with a $50,000 annual fee, payable quarterly.  The Independent Directors were also compensated at a rate of $1,000 per meeting attended in person.  For the fiscal year ending 2017, the Independent Directors were paid $2,000 each for their in person attendance at two meetings.  Additional compensation was paid for Committee Chairs in the amounts of $10,000 for the Audit Committee Chair, and $5,000 for the Nominating and Corporate Governance Committee Chair.  Those directors who are not independent directors (i.e. officers of Siguler Guff) did not receive compensation for their services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 29, 2018, there were 100,000 Shares issued and outstanding, all owned by the Fund’s sole direct shareholder, the Partnership.

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

Title of Class	Name and Address	Amount of Ownership	Percent of Class	Relationship of Reporting Person
Common Stock	Siguler Guff Small Business Credit Opportunity Fund, LP 825 Third Avenue, 10th Floor New York, NY 10022	100,000	100%	5% Owner
Common Stock	Siguler Guff SBCOF GP, LLC 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (1)	100%	5% Owner

Common Stock	Siguler Guff Capital, LP 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (1)	100%	5% Owner
Common Stock	George W. Siguler 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner
Common Stock	Andrew Guff 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner
Common Stock	Donald Spencer 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner
Common Stock	Carpenters’ Pension Trust Fund of St. Louis 1401 Hampton Avenue St. Louis, MO 63139	8,850 (3)	8.85%	5% Owner
Common Stock	Ilmarinen Mutual Pension Insurance Company Porkkalankatu 1, 00180 Helsinki, Finland	17,710 (3)	17.71%	5% Owner
Common Stock	LocalTapiola General Mutual Insurance Company Revontulenkuja 1, FI-02010 Lahitapiola, Espoo, Finland	16,946 (3)	16.95%	5% Owner
Common Stock	LocalTapiola Mutual Life Insurance Company Revontulenkuja 1, FI-02010 Lahitapiola, Espoo, Finland	16,946 (3)	16.95%	5% Owner
Common Stock	MCA Fund IV 5910 Mineral Point Road Madison, WI 53705	9,990 (3)	9.99%	5% Owner
Common Stock	Minnesota Life Insurance Company 400 Robert Street North St. Paul, MN 55101	8,850 (3)	8.85%	5% Owner
Common Stock	Westfield Insurance Company One Park Circle Westfield Center, OH 44521	8,850 (3)	8.85%	5% Owner
Common Stock	The Hanover Insurance Company 440 Lincoln Street Worcester, MA 01653	8,850 (3)	8.85%	5% Owner
None	Mona Aboelnaga Kanaan 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Julian Markby 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Greg Ricca 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
None	Kevin Kester 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director
Common Stock	Sean Greene 825 Third Avenue, 10th Floor New York, NY 10022	338 (3)	0.33%	Officer - President
None	Kenneth Burns 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer
None	Mark Denomme 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer

None	Chris Barbier 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer
None	Ilomai Kurrik 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer - CLO and Secretary
None	Jun Isoda 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer - CFO

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

(3)
Ilmarinen Mutual Pension Insurance Company, The Hanover Insurance Company, Westfield Insurance Company, Minnesota Life Insurance Company, MCA Fund IV LP, and Sean Greene indirectly beneficially own shares of Common Stock by virtue of their ownership of interests in Siguler Guff Small Business Credit Opportunities Fund, LP.

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

In its meeting of December 14, 2017, the audit committee of the Fund (the “Audit Committee”), which consists of all of the independent directors, after considering a report from the Chief Financial Officer of the Fund determined to pre-approve the engagement of PwC to perform services that had not yet been identified up to a limit of $75,000 and to authorize the Chair of the Audit Committee to approve any additional engagement beyond the $75,000 limit.

The following is a summary of the aggregate fees payable by the Fund to PwC for the fiscal years ended December 31, 2017 and December 31, 2016.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of the financial statements and services that are normally provided by PwC in connection with statutory and regulatory filings. Audit fees accrued during the fiscal years ended December 31, 2017 and December 31, 2016 were $125,000 for the year end audit and $25,000 per quarter for each of the quarterly reviews.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. There were $15,000 and $20,000 in tax services and fees accrued during the fiscal years ended December 31, 2017 and December 31, 2016, which represented work related to preparation of tax returns, the Fund’s RIC qualification, excise tax distribution requirements, form extensions, etc.

All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal years ended December 31, 2017 and December 31, 2016.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of December 31, 2017 and December 31, 2016

Consolidated Schedules of Portfolio Investments as of December 31, 2017 and December 31, 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, December 31, 2016, and the period October 13, 2015 through December 31, 2015

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2017, December 31, 2016, and the period October 13, 2015 through December 31, 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, December 31, 2016, and the period October 13, 2015 through December 31, 2015

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

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.

(Registrant)

By:	/s/ Sean Greene	By:	/s/ Jun Isoda
	Sean Greene		Jun Isoda
	President		Chief Financial Officer

	Date: March 29, 2018		Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date
By:	/s/ Mona Aboelnaga Kanaan	Independent Director	March 29, 2018

Mona Aboelnaga Kanaan

By:	/s/ Kevin Kester	Director	March 29, 2018

Kevin Kester

By:	/s/ Julian Markby	Independent Director	March 29, 2018

Julian Markby

By:	/s/ Gregory J. Ricca	Independent Director	March 29, 2018

Gregory J. Ricca

By:	/s/ George W. Siguler	Chairman of the Board and Director	March 29, 2018

George W. Siguler

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.

EXHIBIT INDEX
TO
FORM 10-K

For the year ended December 31, 2017

Exhibit	Description

3(i)
Articles of Incorporation of the Fund filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on July 21 2014.

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