Form 10-Q
period 2018-03-31
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2018-05-15
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2018 there were 100,000 shares of the registrant’s common stock outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;

•	the adequacy of our cash resources and working capital including our ability to raise additional capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;
•	general price and volume fluctuations in the financial markets;
•	the ability of the Investment Manager to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2018	December 31, 2017
Assets
Portfolio Investments at Fair Value:
Non-controlled, non-affiliated portfolio investments	$26,020,695	$41,154,948
(cost, March 31, 2018: $26,020,695; December 31, 2017: $41,154,948)
Cash	4,344,907	4,346,368
Interest receivable	246,863	106,922
Due from Affiliates	229,291	467,896
Other receivable	132,722	189,673
Deferred financing costs (net of accumulated amortization, March 31, 2018: $76,210; December 31, 2017: $38,972)	28,648	91,026
Prepaid taxes	11,366	9,831
Total Assets	$31,014,492	$46,366,664

Liabilities
Investor note credit facility	$13,022,225	$16,800,000
Accrued expenses and other liabilities	355,442	231,310
Due to Affiliate	-	2,850
Total Liabilities	13,377,667	17,034,160
Net Assets	$17,636,825	$29,332,504

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at March 31, 2018 and December 31, 2017	100	100
Paid-in capital in excess of par	16,359,699	28,660,632
Accumulated undistributed net investment income/(loss)	1,277,026	605,469
Accumulated undistributed net realized gain/(loss)	-	66,303
Total Net Assets	$17,636,825	$29,332,504

Net Asset Value Per Share	$176.37	$293.33

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
March 31, 2018

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (118%) (1), (2)
United States
Audax AAMP Holdings, Inc.	Electronic Equipment	12.91%	02/15/2023	$5,388,610	$5,282,779
Chairman's Foods, LLC (3)	Processed & Packaged Goods	11.00%	01/16/2024	$1,285,116	1,260,268
Earthlite, LLC (3)	Business Equipment	11.00%	07/11/2022	$1,279,809	1,260,000
Gatekeeper Systems, Inc. (3)	Security and Protection Services	11.00%	03/02/2022	$1,277,534	1,260,000
La Tavola, LLC (3)	Commercial Retail	8.00%	06/01/2021	$1,274,472	1,260,000
Medsurant Holdings, LLC (3)	Healthcare Services	12.25%	06/30/2020	$1,286,362	1,259,999
Northeastern Bus Rebuilders Inc. (3)	Business Services	10.00%	06/05/2022	$5,602,816	5,534,107
S.R. Smith, LLC	Consumer / Sporting Goods	11.00%	03/27/2022	$1,273,371	1,260,000
Schlotterbeck & Foss, LLC (3)	Processed & Packaged Goods	11.00%	03/01/2023	$1,280,641	1,259,998
Trachte, LLC (3)	Manufacturing	11.00%	04/13/2021	$1,273,975	1,259,999
Total Senior Subordinated Notes (Cost: $20,897,150)					$20,897,150

Term Notes (29%) (1), (2)
United States
Arc Drilling, LLC (4)	Manufacturing	11.19%	11/17/2022	$1,286,673	$1,262,414
Environmental Group Holdings, LLC (4)	General Contractor	11.75%	02/06/2023	$1,307,325	1,282,314
NetFortris Operating Co., Inc. (5)	Telecommunications	10.09%	02/21/2021	$1,264,688	1,262,686
Whitney, Bradley & Brown, Inc. (6)	Technical Services	10.65%	10/18/2022	$1,269,780	1,257,740
Total Term Notes (Cost: $5,065,154)					$5,065,154

Total Senior Subordinated and Term Notes (Cost: $25,962,304)					$25,962,304

Money Market Fund (0%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $58,391)	U.S. Treasury Bills and Notes			58,391	$58,391

Total United States (Cost: $26,020,695)					$26,020,695

Total Portfolio Investments (Cost: $26,020,695)					$26,020,695

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

(2)	The Portfolio Investments are valued using unobservable inputs (Level 3). Refer to Note 2 in the accompanying notes to the consolidated financial statements for more information.
(3)	The Portfolio Investments have a stated payment-in-kind interest income rate of up to 4.75% which is not reflected in the stated interest rate.
(4)	The interest rate of this investment is equal to LIBOR plus 9.50%.
(5)
The interest rate of this investment is equal to the greater of LIBOR plus 8.40% or 8.90% through the fiscal quarter ending March 31, 2018.  Thereafter, the interest rate is equal to the greater of LIBOR plus 8.40% or 8.90% if the senior leverage ratio is greater than or equal to 3.50x, the greater of LIBOR plus 9.00% or 9.50% if the senior leverage ratio is less than 3.50x and greater than or equal to 3.00x or the greater of LIBOR plus 9.50% or 10.00% if the senior leverage ratio is less than 3.00x.  The senior leverage ratio is equal to total obligations minus total cash divided by EBITDA of the portfolio investment.

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

(6)	The interest rate of this investment is equal to LIBOR plus 9.00%.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$1,328,749	$699,680
Payment-in-kind interest income	62,547	49,384
Reallocation of other income	(56,951)	-
Total Investment Income	1,334,345	749,064

Expenses
Interest	172,496	-
Investment Management Fee	78,675	91,055
Professional fees	77,310	33,737
Directors fees	42,250	41,250
Amortization of deferred financing costs	37,238	-
Other general and administrative	28,712	1,865
Total Expenses	436,681	167,907
Net Investment Income/(Loss) before income tax (benefit)/expense	897,664	581,157
Income tax (benefit)/expense (Note 2)	-	246,489
Net Investment Income/(Loss) after income tax (benefit)/expense	897,664	334,668

Net Increase/(Decrease) in Net Assets Resulting from Operations	$897,664	$334,668

Net Investment Income/(Loss) after income tax (benefit)/expense Per Share (Basic and Diluted)	$8.98	$3.35

Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$8.98	$3.35

Distributions Declared Per Share	$125.93	$-

Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax (benefit)/expense	$897,664	$334,668
Net Increase/(Decrease) in Net Assets Resulting from Operations	897,664	334,668

Capital Stock Transactions
Contributions from stockholder	-	6,375,000
Paid-in capital distributed to stockholder	(12,300,933)	-
Distributions from net investment income/(loss)	(226,107)	-
Distributions from net realized gain/(loss)	(66,303)	-
Net Increase/(Decrease) in Net Assets From Capital Stock Transactions	(12,593,343)	6,375,000

Total Increase in Net Assets
Net assets at beginning of period	29,332,504	17,909,096
Net assets at end of period	$17,636,825	$24,618,764

Capital Share Activity
Shares issued	-	-
Shares redeemed	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-

Accumulated Undistributed Net Investment Income/(Loss)	$1,277,026	$557,406
Accumulated Undistributed Realized Gain/(Loss)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$897,664	$334,668
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Provided By/Used in Operating Activities:
Purchases of Portfolio Investments	(14,485,565)	(6,757,904)
Sales of Portfolio Investments	10,105,250	-
Payment-in-kind interest income	(62,547)	(49,384)
Accretion of discount on notes	(35,828)	(14,469)
Amortization of deferred financing costs	37,238	-
Decrease/(Increase) in interest receivable	(139,941)	(50,123)
Decrease/(Increase) in due from Affiliates	238,605	-
Decrease/(Increase) in other receivable	56,951	-
Decrease/(Increase) in prepaid taxes	(1,535)	-
Decrease/(Increase) in net deferred tax asset	-	79,260
(Decrease)/Increase in accrued expenses and other liabilities	124,132	(7,381)
(Decrease)/Increase in due to Affiliate	(2,850)	(784)
(Decrease)/Increase in taxes payable	-	58,218
Net Cash Provided By/Used in Operating Activities	(3,268,426)	(6,407,899)

Cash Flows From Financing Activities
Contributions from stockholder	-	6,375,000
Distributions paid to stockholder	(4,383,035)	-
Proceeds from investor note credit facility	7,650,000	-
Net Cash Used in/Provided by Financing Activities	3,266,965	6,375,000
Net Increase/(Decrease) in Cash	(1,461)	(32,899)

Cash
Beginning of period	4,346,368	122,577
End of period	$4,344,907	$89,678

Supplemental cash flow information
Income Taxes Paid	$1,535	$109,011
Interest Paid	$112,182	$-
In-Kind Distribution of Portfolio Investments to Stockholder	$19,612,943	$-
In-Kind Distribution of Investor Note Credit Facility to Stockholder	$(11,427,775)	$-
In-Kind Distribution of Deferred Financing Costs to Stockholder	$25,140	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

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
March 31, 2018 (Unaudited)

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2018.

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

The financial statements include portfolio investments at fair value of $26,020,695 at March 31, 2018 and $41,154,948 at December 31, 2017. The portfolio investments represent 147% of net assets at March 31, 2018 and 140% of net assets at December 31, 2017 and their fair values have been determined in good faith by the Company's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
March 31, 2018 (Unaudited)

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
March 31, 2018 (Unaudited)

Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The fair value of the Company's portfolio investments at March 31, 2018 and December 31, 2017 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following table summarizes the level of the Company’s assets measured at fair value as of March 31, 2018 and December 31, 2017:

	Assets at Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$20,897,150	$20,897,150
Term Notes	-	-	5,065,154	5,065,154
Money Market Fund	58,391	-	-	58,391
Total Portfolio Investments	$58,391	$-	$25,962,304	$26,020,695

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

At March 31, 2018 and December 31, 2017, 100% of the Company’s Portfolio Investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company's results of operations.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

The following tables summarize the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of March 31, 2018
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,354,103	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,262,686	Discounted Cash Flow	Discount Rate	9.4% - 12.9%

Total	$15,616,789

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $10,345,515 as of March 31, 2018.

			Unobservable Input as of December 31, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$20,987,560	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,801,124	Discounted Cash Flow	Discount Rate	9.1% - 12.6%

Total	$22,788,684

[1]	Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $11,595,671 as of December 31, 2017.

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	For the Period Ended March 31, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$28,511,612	$11,923,151	$(2,105,927)	$(17,520,464)	$88,778	$-	$20,897,150
Term Notes	5,872,743	2,562,414	(1,287,121)	(2,092,479)	9,597	-	5,065,154
Total	$34,384,355	$14,485,565	$(3,393,048)	$(19,612,943)	$98,375	$-	$25,962,304

	For the Period Ended March 31, 2017
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$23,149,094	$6,597,416	$-	$-	$63,853	$-	$29,810,363
Total	$23,149,094	$6,597,416	$-	$-	$63,853	$-	$29,810,363

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 Portfolio Investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the periods ended March 31, 2018 and March 31, 2017, the Company has a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

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

Other income includes the estimated amount of the exit fee due to the Company in connection with the purchase of the NetFortris Operating Co., Inc. term notes.  The reallocation of other income is due a portion of the exit fee and corresponding receivable being distributed to the Partnership.

Expenses include investment management fees, legal fees, directors' fees, audit and tax service expenses, interest expense and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Distributions
On March 28, 2018, the Company distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Company to be qualified as a regulated investment company for federal income tax purposes.  Below is a summary of the assets and liabilities that were distributed from the Company to the Partnership:

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

Investment Name	Investment Type	Asset / Liabilities Classification	Balance Prior to Distribution	Distribution to Partnership	Balance Post Distribution
Audax AAMP Holdings, Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$5,282,779	$-	$5,282,779
Chairman's Foods, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,539,347	$(3,279,079)	$1,260,268
Earthlite, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$1,403,288	$(143,288)	$1,260,000
Gatekeeper Systems, Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$2,742,648	$(1,482,648)	$1,260,000
La Tavola, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$3,680,885	$(2,420,885)	$1,260,000
Medsurant Holdings, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,029,624	$(2,769,625)	$1,259,999
Northeastern Bus Rebuilders Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$5,534,107	$-	$5,534,107
S.R. Smith, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$2,622,136	$(1,362,136)	$1,260,000
Schlotterbeck & Foss, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,918,564	$(3,658,566)	$1,259,998
Trachte, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$3,664,236	$(2,404,237)	$1,259,999
Arc Drilling, LLC	Term Note	Portfolio Investments at Fair Value	$1,739,315	$(476,901)	$1,262,414
Environmental Group Holdings, LLC	Term Note	Portfolio Investments at Fair Value	$1,282,314	$-	$1,282,314
NetFortris Operating Co., Inc.	Term Note	Portfolio Investments at Fair Value	$1,804,499	$(541,813)	$1,262,686
Whitney, Bradley & Brown, Inc.	Term Note	Portfolio Investments at Fair Value	$2,331,505	$(1,073,765)	$1,257,740
N/A	N/A	Investor note credit facility	$(24,450,000)	$11,427,775	$(13,022,225)
N/A	N/A	Deferred financing costs	$53,788	$(25,140)	$28,648
			$21,179,035	$(8,210,308)	$12,968,727

Income Taxes
As of January 1, 2018, the Company believes that it qualifies to be treated as a Regulated Investment Company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code) and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Company’s intention to make the election for treatment as a RIC in its tax filing for the year ended December 31, 2018. Prior to January 1, 2018, the Company was treated as a corporation for U.S. federal income tax purposes.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the Partnership (its sole shareholder). The Company will accrue excise tax on estimated undistributed taxable income as required.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain/(loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Company's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

The Company records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”), on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company, and therefore, no provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended March 31, 2018 and year ended December 31, 2017 or accrued for as of March 31, 2018 and December 31, 2017.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At March 31, 2018, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

During the period prior to January 1, 2018, the Company did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Company was treated as a corporation for U.S. federal income tax purposes.  As a corporation for U.S. federal income tax purposes, the Company was taxed on its taxable income even if that income was distributed to the Partnership, and all distributions out of its earnings and profits were taxable as dividends to the investors of the Partnership; thus, such income was subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Federal income taxes:
Current	$-	$8,615
Deferred	-	-
State income taxes:
Current	-	(18,446)
Deferred	-	-
Total	$-	$(9,831)

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Federal (1)	$-	$144,565
State (2)	-	22,664
Total Current	-	167,229
Deferred:
Federal	-	69,999
State	-	9,261
Total Deferred	-	79,260
Total Net (Benefit)/Expense	$-	$246,489

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

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Deferred Tax Assets:
Accrued Professional Fees	$-	$42,938
Organizational Expenses	-	74,324
Debt Issuance Costs	-	52,563
Total Deferred Tax Assets	$-	$169,825
Deferred Tax Liabilities:
Interest Income	$-	$39,635
Total Deferred Tax Liabilities	$-	$39,635
Valuation Allowance	-	(130,190)
Net Deferred Income Taxes	$-	$-

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

As of December 31, 2017, the Company concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Company recorded a valuation allowance of $130,190 against its net deferred tax assets, for the year ending December 31, 2017 representing the portion of net deferred tax assets for which the Company was not expected to realize a benefit after the Company meets RIC qualification. If the Company determined that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

As of March 31, 2018 and December 31, 2017, the Company had no federal or state net operating loss carryforwards.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the state income taxes, changes in tax law and valuation allowance related to our deferred tax assets.

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Computed "Expected" Tax Rate	-%	34.00%
Permanent Differences	-%	0.05%
State Income Taxes, Net of Federal Income Tax Benefit	-%	3.27%
Effect of Changes in Tax Law, Rates	-%	2.00%
Deferred Tax Asset Valuation Allowance Impact	-%	(1.20)%
Effective Tax Rate	-%	38.12%

On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted, which significantly revised U.S. corporate income tax by, lowering corporate income tax rates. ASC 740, requires the re-measurement of U.S. deferred tax assets and liabilities that existed as of December 22, 2017, to the new federal income tax rate of 21% as well as any federal impact associated with state and local deferred income taxes. As of December 31, 2017, the Company accounted for the effects of the Tax Act by recording a decrease to its net deferred tax assets of $67,645 and a corresponding decrease of $67,645 to the valuation allowance. As a result, there was a gross impact to the tax provision from the re-measurement of U.S. deferred tax assets at lower enacted tax rates. However, since there was a full valuation allowance being recorded by the Company against its net deferred tax assets as of December 31, 2017, there was no impact on the Company’s tax provision for the year ended December 31, 2017, as a result of the Tax Act.

Other Receivable
Included in other receivable is the estimated amount of the exit fee due to the Company in connection with the purchase of the NetFortris Operating Co., Inc. term notes.  The exit fee rate is 2.75% per year of the outstanding principal balance of the term notes through the fiscal quarter ending March 31, 2018.  Thereafter, the exit fee rate is 2.75% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.  On March 28, 2018, the Company reallocated a portion of the other receivable and corresponding other income correlated to the asset distribution to the Partnership to be qualified as a regulated investment company for federal income tax purposes (see Note 2).

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

Investor Note Credit Facility
On August 8, 2017, the Company, Partnership and Parallel Partnership entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Company, Partnership and Parallel Partnership and is scheduled to expire on August 8, 2018, subject to extension.  In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  From the date of the first drawdown through March 31, 2018, the Credit Facility held an outstanding balance of $30,940,000 of which the Company’s portion was $13,022,225 at a rate between 2.78% and 3.43%. The weighted average interest rate for the period ending March 31, 2018 was 3.22%. The balance presented on the Consolidated Statement of Assets and Liabilities approximates its fair value, which would be categorized as Level 3 within the fair value hierarchy.  On March 28, 2018, the Company distributed a portion of the outstanding Credit Facility balance correlated to the asset distribution to the Partnership to be qualified as a regulated investment company for federal income tax purposes (see Note 2).

The Company is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of March 31, 2018, the Fund had an asset coverage ratio of 2.35.

Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendment to the Company’s Credit Facility.  These costs are amortized using the straight-line method over the term of the Credit Facility.  Deferred financing costs related to the Credit Facility are presented on the Company’s Consolidated Statement of Assets and Liabilities.  On March 28, 2018, the Company distributed a portion of the deferred financing costs correlated to the asset distribution to the Partnership to be qualified as a regulated investment company for federal income tax purposes (see Note 2).

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company has adopted ASU 2014-09 and there has not been a material impact on the Consolidated Financial Statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

3.	Portfolio Investments

The terms and conditions of the portfolio investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the period ended March 31, 2018 totaled $14,485,565.  Sales of investments for the period ended March 31, 2018 totaled $10,105,250.  On March 28, 2018, there was also $19,612,943 of portfolio investments distributed to the Partnership in order for the Company to be qualified as a regulated investment company for federal income tax purposes.  Purchases of investments for the period ended March 31, 2017 totaled $6,597,416. There were no sales, repayments or other exits of investments during the period ended March 31, 2017.

At March 31, 2018 and December 31, 2017, the cost of portfolio investments for federal income tax purposes was $26,106,563 and $30,498,160, respectively. There was no aggregate or net unrealized appreciation/(depreciation) of portfolio investments for federal income tax purposes.

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
March 31, 2018 (Unaudited)

The Company’s risk of loss related to any one investment is generally limited to its aggregate investment in such Portfolio Investment.

4.	Capital Stock

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in  Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $112,960,000.  Total contributed capital to the Partnership through March 31, 2018 was $44,619,200, of which $34,331,057 was contributed to the Company.

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

As of March 31, 2018 and December 31, 2017, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Distributions are declared at the sole discretion of the Directors.  On February 16, 2018, the Company declared and paid a distribution to the Partnership in the amount of $4,383,035 or $43.83 per share.  Additionally, on March 28, 2018, the Company distributed assets totaling $19,638,083 and liabilities totaling $11,427,775 to the Partnership, which was performed to enable the Company to be qualified as a regulated investment company for federal income tax purposes (see Note 2).  From inception through March 31, 2018, the Company has distributed $19,904,785 or $199.05 per share to the Partnership.

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the periods ended March 31, 2018 and March 31, 2017, the Independent Directors received compensation from the Company aggregating to $42,250 and $41,250, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $300,000 and $12,030,000 to the Partnership and Parallel Partnership, respectively.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

Pursuant to the Partnership Agreement, the General Partner of the Partnership and Parallel Partnership shall bear all costs related to the organization, offering, distribution and placement of the partnership interests in the Partnership and Parallel Partnership that exceed $1,500,000 or 0.40% of the Aggregate Capital Commitments.  As of March 31, 2018, the General Partner incurred a total of $134,872 of expenses over this threshold related to the Partnership and Parallel Partnership.  For the period ended March 31, 2018, the Company did not incur any expenses that were over this threshold.

Due from Affiliates represents amounts paid on behalf of the Company by the Partnership and Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Company.

On March 28, 2018, the Company sold $2,148,905 of senior subordinated notes in Chairman’s Foods, LLC and $1,307,355 of term notes in Environmental Group Holdings, LLC to an affiliated entity.

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Company (the “Investment Management Fee”).  The Investment Management Fee was paid by the Company quarterly in arrears in an amount equal to 1.25% per annum of the Company’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Company (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

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

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the periods ended March 31, 2018 and March 31, 2017.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Total Return[1]	3.55%	1.87%

Per Share Amounts:
Net Asset Value, Beginning of Year	$293.33	$179.09
Net Investment Income/(Loss) after income tax(benefit)/expense	8.98	3.35
Net Increase/(Decrease) in Net Assets Resulting from Operations	8.98	3.35
Contributions from Stockholder	-	63.75
Paid-in capital distributed to stockholder	(123.02)	-
Distributions from net investment income/(loss)	(2.26)	-
Distributions from net realized gain/(loss)	(0.66)	-
Net Asset Value, End of Period	$176.37	$246.19

Net Assets, End of Period	$17,636,825	$24,618,764
Average Net Assets	$25,320,765	$19,564,798

Ratios / Supplemental Data:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	3.55%	1.71%
Ratio of total expenses to average net assets	1.72%	0.86%
Common Shares Outstanding, End of Period	100,000	100,000
Portfolio Turnover Rate	9.03%	0.00%
Average Outstanding Borrowings[2]	$18,393,056	$-
Asset Coverage Ratio	2.35	-

1Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company's capital over the period ended, and adjusted for stockholder contributions and distributions during the period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 3.06% as of March 31, 2018 (not annualized) and 37.47% as of March 31, 2017 (not annualized).  The Company determined that the March 31, 2017 total return did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.

2The average outstanding borrowings has been calculated for the periods ended March 31, 2018 and March 31, 2017.

10.	Subsequent Events

On May 10, 2018, the Company purchased $1,288,834 of senior subordinated notes in Resource Employment Solutions, LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which Siguler Guff Advisers (the “Investment Manager”) defines as privately-owned companies with between $2 to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 to $100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment.  The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of March 31, 2018 (excluding cash and cash equivalents) consisted of investments held in healthcare services, manufacturing, business equipment, business services, commercial retail, consumer and sporting goods, electronic equipment, general contracting, technical services, security and protection services, telecommunications, and processed and packaged goods.

On March 28, 2018, the Fund distributed $8,210,308 of net assets consisting of $17,520,464 of senior subordinated notes, $2,092,479 of term notes, $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility to the Partnership.  This distribution was completed to enable the Fund to begin meeting the requirements, including diversification, gross income, and distribution requirements, to qualify for the special-pass through status available to Regulated Investment Companies (“RIC’) under the Internal Revenue Code.

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

The fair value of the Fund’s portfolio investments at March 31, 2018 and December 31, 2017 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of March 31, 2018 and December 31, 2017.

	Assets at Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$20,897,150	$20,897,150
Term Notes	-	-	5,065,154	5,065,154
Money Market Fund	58,391	-	-	58,391
Total Portfolio Investments	$58,391	$-	$25,962,304	$26,020,695

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

At March 31, 2018 and December 31, 2017, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of March 31, 2018
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,354,103	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,262,686	Discounted Cash Flow	Discount Rate	9.4% - 12.9%

Total	$15,616,789

1Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $10,345,515 as of March 31, 2018.

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

Other income includes the estimated amount of the exit fee due in connection with the purchase of the NetFortris Operating Co., Inc. term notes. The reallocation of other income is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership.

Expenses include investment management fees, legal fees, directors’ fees, audit and tax service expenses, interest expense, amortization of deferred financing costs and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Income Taxes

As of January 1, 2018, the Fund believes that it qualifies to be treated as a Regulated Investment Company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code) and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Fund’s intention to make the election for treatment as a RIC in its tax filing for the year ended December 31, 2018. Prior to January 1, 2018 the Fund was treated as a corporation for U.S. federal income tax purposes.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the Partnership (its sole shareholder). The Fund will accrue excise tax on estimated undistributed taxable income as required.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares.

The Fund records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended March 31, 2018 or year ended December 31, 2017, or accrued for as of March 31, 2018 and December 31, 2017.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At March 31, 2018, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

Results of Operations – For the three months ended March 31, 2018 and three months ended March 31, 2017

Total investment income for the three months ended March 31, 2018 increased to $1,334,345, as compared to $749,064 for the three months ended March 31, 2017, which primarily consisted of interest income on investments held during the reporting period due to an increase in the number of investments prior to the in-kind distribution on March 28, 2018.  The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended March 31, 2018 increased to $38,135,315, as compared to $25,291,454 for the three months ended March 31, 2017.

During the three months ended March 31, 2018 and the three months ended March 31, 2017, all senior subordinated note investments held by the Fund had fixed interest rates.  The weighted average interest rate on the outstanding loans that had fixed interest rates was 12.37% for the three months ended March 31, 2018, and 12.14% for the three months ended March 31, 2017.  During the three months ended March 31, 2018, all term note investments held by the Fund had floating interest rates. During the three months ended March 31, 2017, the Fund did not hold any term notes. The weighted average interest rate on outstanding term loans was 10.93% as of March 31, 2018. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the three months ended March 31, 2018 increased to $436,681, as compared to $167,907 for the three months ended March 31, 2017.  For the period ended March 31, 2018, fund expenses consisted of interest expense of $172,496, investment management fees of $78,675, professional fees of $77,310, directors’ fees of $42,250, amortization of deferred financing costs of $37,238 and other general and administrative expenses of $28,712. For the period ended March 31, 2017, fund expenses consisted of investment management fees of $91,055, directors’ fees of $41,250, professional fees of $33,737 and other general and administrative expenses of $1,865.  There was no income tax expense for the three months ended March 31, 2018 due to the Fund qualifying for RIC status as compared to $246,489 for the three months ended March 31, 2017.

The Fund’s investment management fee for the three months ended March 31, 2018 was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement which included the reduction of the management fee from 1.75% to 1.25% of Invested Capital.  Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. For the three months ended March 31, 2018, the Fund’s investment management fee amounted to $78,675, and for the three months ended March 31, 2017, the Fund’s investment management fee amounted to $91,055. “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the three months ended March 31, 2018 and three months ended March 31, 2017 were comprised of legal, audit, tax and other professional fees. Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the three months ended March 31, 2018 was $897,664, as compared to $334,668 for the three months ended March 31, 2017.  The increase in net investment income was due to the increase in the number of investments during the reporting period, prior to the in-kind distribution on March 28, 2018.  The Fund continues to make investments in income-producing assets.

There were no net realized gains/(losses) from investments during the three months ended March 31, 2018 and three months ending March 31, 2017.  Net increase in net assets resulting from operations for the three months ended March 31, 2018 was $897,664, as compared to $334,668 for the three months ended March 31, 2017.

On March 28, 2018, the Fund distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a regulated investment company for federal income tax purposes.  The Fund distributed $17,520,464 of senior subordinated notes, $2,092,479 of term notes, $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility to the Partnership.

Financial Condition, Liquidity, and Capital Resources

During the three months ended March 31, 2018 and March 31, 2017, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  As of March 31, 2018, the Partnership (excluding the Parallel Partnership) had received subscriptions for capital in the amount of $112,960,000, of which $44,619,200 had been called and of which $34,331,057 was contributed to the Fund.  As of March 31, 2018, $68,340,800 of capital remained uncalled by the Partnership.

At March 31, 2018, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at March 31, 2018, expects to receive approximately $3,100,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of March 31, 2018, 24.6% of the Fund’s net assets consisted of cash and for the three months ended March 31, 2017, 0.4% of the Fund’s net assets consisted of cash.  During the three months ended March 31, 2018 and the year ended December 31, 2017, the Fund invested in senior subordinated and term notes. On February 16, 2018, the Fund made a cash distribution to the Partnership in the amount of $4,383,035 or $43.83 per share. Additionally, on March 28, 2018, the Fund distributed in-kind $8,210,308 or $82.10 per share of net assets ($17,520,464 of senior subordinated notes, $2,092,479 of term notes, and $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility) to the Partnership. Since inception, the Fund has distributed $19,904,785 or $199.05 per share to the Partnership. The principal balance and fair value of loans in the Fund’s investment portfolio at March 31, 2018 and December 31, 2017 was $26,351,172 and $25,962,304, and $34,877,049 and $34,384,355, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $26,020,695 at March 31, 2018 and $41,154,948 at December 31, 2017. The portfolio investments represent 147% of net assets at March 31, 2018 and 140% of net assets at December 31, 2017 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

With respect to leverage, on August 8, 2017, the Fund, the Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) to fund the operations of the Fund, Partnership, and Parallel Partnership. Please see Contractual Obligations below for additional information about the Credit Facility.

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of March 31, 2018, the Fund had an asset coverage ratio of 2.35.

On March 28, 2018, the Fund distributed $8,210,308 of net assets ($17,520,464 of senior subordinated notes, $2,092,479 of term notes, $25,140 of deferred financing costs and $11,427,775 of the Credit Facility) to the Partnership.  This distribution was completed to allow the Fund to begin meeting the requirements, including diversification, gross income, and distribution requirements, to qualify for the special-pass through status available to RICs under the Internal Revenue Code.

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

On August 8, 2017 and amended on December 15, 2017, the Fund, Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership, and Parallel Partnership, and is scheduled to expire on August 8, 2018, subject to extension.  In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount. The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  From the date of the first drawdown through March 31, 2018, the Credit Facility held an outstanding balance of $30,940,000, of which the Fund’s portion was $13,022,225 at a rate between 2.78% and 3.43%.

As mentioned in the previous paragraph, the Fund does bear interest on its outstanding principal amount and is subject to certain fees and costs that could affect its liquidity and cash flows. As of March 31, 2018, the Fund had incurred financing obligations with respect to interest on borrowings, undrawn fees or unused commitment fees that could have an impact on liquidity cash flows.

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

As a RIC, the Fund must properly distribute to its shareholders each taxable year an amount equal to or exceeding the sum of (1) 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest, and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses) without regard to the deduction for dividends paid and (2) 90% of the excess of its gross tax-exempt interest, if any, over certain disallowed deductions, the Fund generally will not be subject to U.S. federal income tax on any income of the fund, including “net capital gain” (the excess of net long-term capital gain over net short-term capital loss), distributed to the shareholders. However, if the Fund meets such distribution requirements and, thus, is eligible for pass-through status, but chooses to retain some portion of its investment company taxable income or net capital gain, it generally will be subject to U.S. federal income tax at regular corporate income tax rates on the amount retained. A distribution of warrants or equity investments to its shareholders will be treated as a sale by the Fund of such assets with the excess of the fair market value of those assets over their tax basis being the amount of the income or gain to the Fund arising from the distribution.

After initially qualifying as a RIC, if the Fund fails to qualify as a RIC that is eligible for pass-through status for any taxable year, it will be treated as a U.S. corporation subject to U.S. federal income tax, thereby subjecting any income earned by the Fund to tax at the corporate level and to a further tax at the shareholder level when such income is distributed. In such a case, there may be substantial tax and other costs associated with re-qualifying as a RIC.

After the Fund qualifies as a RIC, the Fund will be subject to a nondeductible 4% excise tax (“Excise Tax”) to the extent it fails to distribute by the end of any calendar year at least 98% of its ordinary income for such calendar year and 98.2% of its capital gain net income for the one-year period ending on October 31 of such calendar year, plus certain other undistributed amounts. For these purposes, any taxable income retained by the Fund, and on which it pays federal income tax, will be treated as having been distributed.

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

Effect of Certain Investments and Investment Practices. The Fund’s activities generally may be unlike the typical activities engaged in by most investment companies that seek to qualify as RICs for federal income tax purposes. Certain aspects of these activities may at times make it more difficult for the Fund to satisfy the requirements for qualifying as a RIC than is the case for other investment companies. For example, because the Fund generally will call capital from the Partnership on an “as needed” basis and will have relatively few investments in its early period of operations, the Fund will not be holding substantial amounts of “cash and cash items” that could be counted towards the Fund’s RIC diversification requirements. As noted above under Income Taxes, as of January 1, 2018, the Fund believes that it qualifies to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation.  The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in interest rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $861,000.

As previously discussed in Item 2 of this 10-Q, the Fund, the Partnership, and Parallel Partnership entered into a Credit Facility agreement on August 8, 2017 and amended on December 15, 2017, and as of March 31, 2018, the Fund held an outstanding balance of $13,022,225.  Because the Fund has elected to use leverage in the form of a Credit Facility, its sensitivity to changes in interest rates and other risks could be substantially greater. Assuming no changes in the Credit Facility structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $72,000.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Funds have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through March 31, 2018, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities

This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the first fiscal quarter of 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
January 1, 2018 through January 31, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
February 1, 2018 through February 28, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
March 1, 2018 through March 31, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

The Fund held its final close on September 29, 2017 (as referenced in Item 5 Other Information), and as of March 31, 2018, the Fund had cumulative distributions of $19,904,785, or $199.05 per share, to the Partnership.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund’s Board of Directors.
(b)
As disclosed in the Fund’s Form 8-K filed with the SEC on March 27, 2018, and Form 10-K filed with the SEC on March 29, 2018, the Fund’s Board of Directors elected Ilomai Kurrik as Secretary and Chief Legal Officer of the Fund, effective March 22, 2018, replacing Sandip Kakar who stepped down as Secretary and Chief Legal Officer. Mr. Kakar remains affiliated with the Fund as Assistant Secretary as elected by the Fund’s Board of Directors on March 22, 2018.

(c)	On September 29, 2017, the Partnership held its final close and will no longer be accepting or seeking additional commitments from investors.

ITEM 6.	EXHIBITS.

Exhibit	Description
3(i)	Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

31.1-31.2	Certifications pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

32.1-32.2	Certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

May 15, 2018	By:	/s/ Jun Isoda
		Name:	Jun Isoda
		Title:	Chief Financial Officer

May 15, 2018	By:	/s/ Sean Greene
		Name:	Sean Greene
		Title:	President