Form 10-Q
period 2018-06-30
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2018-08-14
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2018, there were 100,000 shares of the registrant’s common stock outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;

•	the adequacy of our cash resources and working capital including our ability to raise additional capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;
•	general price and volume fluctuations in the financial markets;
•	the ability of the Investment Manager to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2018	December 31, 2017
Assets
Portfolio Investments at Fair Value:
Non-controlled, non-affiliated portfolio investments (cost, June 30, 2018: $32,975,306; December 31, 2017: $41,154,948)	$32,975,306	$41,154,948
Cash	5,118,978	4,346,368
Due from Affiliates	369,641	467,896
Interest receivable	169,720	106,922
Other receivable	124,037	189,673
Prepaid taxes	21,163	9,831
Deferred financing costs (net of accumulated amortization, June 30, 2018: $96,264; December 31, 2017: $38,972)	8,594	91,026
Total Assets	$38,787,439	$46,366,664

Liabilities
Investor note credit facility	$20,429,580	$16,800,000
Accrued expenses and other liabilities	274,302	231,310
Due to Affiliate	1,338	2,850
Total Liabilities	20,705,220	17,034,160
Net Assets	$18,082,219	$29,332,504

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at June 30, 2018 and December 31, 2017	100	100
Paid-in capital in excess of par	16,359,699	28,660,632
Accumulated undistributed net investment income/(loss)	1,722,420	605,469
Accumulated undistributed net realized gain/(loss)	-	66,303
Total Net Assets	$18,082,219	$29,332,504

Net Asset Value Per Share	$180.82	$293.33

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
June 30, 2018

Portfolio Investment	Industry	Interest Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (138%) (1), (2)
United States
Audax AAMP Holdings, Inc.	Electronic Equipment	12.91%	02/15/2023	$5,388,730	$5,286,696
Chairman’s Foods, LLC (3)	Processed & Packaged Goods	11.00%	01/16/2024	$1,285,116	1,260,719
Drew Foam Companies Inc. (3)	Manufacturing	11.00%	11/30/2023	$1,290,444	1,264,917
Earthlite, LLC (3)	Business Equipment	11.00%	07/11/2022	$1,279,809	1,260,881
Gatekeeper Systems, Inc. (3)	Security and Protection Services	11.00%	03/02/2022	$1,280,730	1,264,054
La Tavola, LLC (3)	Commercial Retail	8.00%	06/01/2021	$1,289,666	1,276,042
Medsurant Holdings, LLC (3)	Healthcare Services	12.25%	06/30/2020	$1,286,362	1,262,528
Northeastern Bus Rebuilders Inc. (3)	Business Services	10.00%	06/05/2022	$5,602,816	5,537,298
Resource Employment Solutions, LLC (3)	Staffing / Outsourcing Services	11.00%	11/10/2023	$1,292,488	1,267,121
S.R. Smith, LLC	Consumer / Sporting Goods	11.00%	03/27/2022	$1,273,371	1,260,674
Schlotterbeck & Foss, LLC (3)	Processed & Packaged Goods	11.00%	03/01/2023	$1,283,843	1,263,947
Taylored Services LLC (3)	Business Services	11.00%	12/21/2023	$1,426,457	1,398,020
Trachte, LLC (3)	Manufacturing	11.00%	04/13/2021	$1,277,160	1,264,130
Total Senior Subordinated Notes (Cost: $24,867,027)					$24,867,027

Term Notes (44%) (1), (2)
United States
Arc Drilling, LLC (3)/(4)	Manufacturing	11.50%	11/17/2022	$1,296,455	$1,271,917
Environmental Group Holdings, LLC (4)	General Contracting	11.82%	02/06/2023	$1,307,355	1,282,825
McVeigh Global Meetings and Events, LLC (3)	Business Services	10.00%	06/29/2023	$3,036,432	2,975,703
NetFortris Operating Co., Inc. (5)	Telecommunications	10.40%	02/21/2021	$1,256,783	1,255,376
Whitney, Bradley & Brown, Inc. (6)	Technical Services	10.99%	10/18/2022	$1,266,615	1,256,242
Total Term Notes (Cost: $8,042,063)					$8,042,063

Total Senior Subordinated and Term Notes (Cost: $32,909,090)					$32,909,090

Money Market Fund (0%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $66,216)	U.S. Treasury Bills and Notes			66,216	$66,216

Total United States (Cost: $32,975,306)					$32,975,306

Total Portfolio Investments (Cost: $32,975,306)					$32,975,306

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
(5)
The interest rate of this investment is equal to the greater of LIBOR plus 8.40% or 8.90% through the current fiscal quarter.  Thereafter, the interest rate is equal to the greater of LIBOR plus 8.40% or 8.90% if the senior leverage ratio is greater than or equal to 3.50x, the greater of LIBOR plus 9.00% or 9.50% if the senior leverage ratio is less than 3.50x and greater than or equal to 3.00x or the greater of LIBOR plus 9.50% or 10.00% if the senior leverage ratio is less than 3.00x.  The senior leverage ratio is equal to total obligations minus total cash divided by EBITDA of the portfolio investment.

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

(6)	The interest rate of this investment is equal to LIBOR plus 9.00%.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$839,425	$2,168,174	$892,995	$1,592,675
Payment-in-kind interest income	40,001	102,548	48,794	98,178
Other income	(8,685)	(8,685)	230,764	230,764
Reallocation of other income	-	(56,951)	-	-
Total Investment Income	870,741	2,205,086	1,172,553	1,921,617

Expenses
Interest	132,176	304,672	-	-
Professional fees	122,462	199,772	61,170	94,907
Investment Management Fee	101,163	179,838	94,760	185,815
Directors fees	44,250	86,500	44,250	85,500
Amortization of deferred financing costs	20,054	57,292	-	-
Other general and administrative	5,242	33,954	7,228	9,091
Total Expenses	425,347	862,028	207,408	375,313
Investment Management Fee Waived (Note 7)	-	-	493	493
Total Net Expenses	425,347	862,028	207,901	375,806
Net Investment Income/(Loss) before income tax (benefit)/expense	445,394	1,343,058	964,652	1,545,811
Income tax (benefit)/expense (Note 2)	-	-	321,038	567,527
Net Investment Income/(Loss) after income tax (benefit)/expense	445,394	1,343,058	643,614	978,284

Realized Gain/(Loss) on Portfolio Investments
Non-Controlled, Non-Affiliated Investments:
Net Realized Gain/(Loss)	-	-	85,684	85,684
Net Realized Gain/(Loss) on Portfolio Investments	-	-	85,684	85,684

Net Increase/(Decrease) in Net Assets Resulting from Operations	$445,394	$1,343,058	$729,298	$1,063,968

Net Investment Income/(Loss) after income tax (benefit)/expense	$4.45	$13.43	$6.44	$9.78
Per Share (Basic and Diluted)

Net Increase/(Decrease) in Net Assets Resulting from Operations	$4.45	$13.43	$7.29	$10.64
Per Share (Basic and Diluted)

Distributions Declared Per Share	$-	$125.93	$-	$-

Weighted average shares outstanding	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax (benefit)/expense	$1,343,058	$978,284
Net realized gain/(loss) on Portfolio Investments	-	85,684
Net Increase/(Decrease) in Net Assets Resulting from Operations	1,343,058	1,063,968

Capital Stock Transactions
Contributions from stockholder	-	8,468,550
Paid-in capital distributed to stockholder	(12,300,933)	-
Distributions from net investment income/(loss)	(226,107)	-
Distributions from net realized gain/(loss)	(66,303)	-
Net Increase/(Decrease) in Net Assets From Capital Stock Transactions	(12,593,343)	8,468,550

Total Increase in Net Assets
Net assets at beginning of period	29,332,504	17,909,096
Net assets at end of period	$18,082,219	$27,441,614

Capital Share Activity
Shares issued	-	-
Shares redeemed	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-

Accumulated Undistributed Net Investment Income/(Loss)	$1,722,420	$1,286,706
Accumulated Undistributed Realized Gain/(Loss)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$1,343,058	$1,063,968
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Provided By/Used in Operating Activities:
Net realized (gain)/loss on Portfolio Investments	-	(85,684)
Purchases of Portfolio Investments	(21,384,180)	(8,573,749)
Sales of Portfolio Investments	10,108,268	5,376,972
Payment-in-kind interest income	(102,548)	(98,178)
Accretion of discount on notes	(54,842)	(33,740)
Amortization of deferred financing costs	57,292	-
Decrease/(Increase) in due from Affiliates	98,255	-
Decrease/(Increase) in interest receivable	(62,798)	24,704
Decrease/(Increase) in other receivable	65,636	(176,994)
Decrease/(Increase) in prepaid taxes	(11,332)	(55,541)
Decrease/(Increase) in net deferred tax asset	-	93,415
(Decrease)/Increase in accrued expenses and other liabilities	42,992	(116,281)
(Decrease)/Increase in due to Affiliate	(1,512)	(1,683,955)
(Decrease)/Increase in taxes payable	-	(96,758)
Net Cash Provided By/Used in Operating Activities	(9,901,711)	(4,361,821)

Cash Flows From Financing Activities
Contributions from stockholder	-	8,468,550
Distributions paid to stockholder	(4,383,035)	-
Proceeds from investor note credit facility	15,057,356	-
Net Cash Used in/Provided by Financing Activities	10,674,321	8,468,550
Net Increase/(Decrease) in Cash	772,610	4,106,729

Cash
Beginning of period	4,346,368	122,577
End of period	$5,118,978	$4,229,306

Supplemental cash flow information
Income Taxes Paid	$11,332	$626,411
Interest Paid	$275,808	$-
In-Kind Distribution of Portfolio Investments to Stockholder	$19,612,943	$-
In-Kind Distribution of Deferred Financing Costs to Stockholder	$25,140	$-
In-Kind Distribution of Investor Note Credit Facility to Stockholder	$(11,427,775)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

Since the Partnership owns one hundred percent of the stock of the Company, the term of the Company will be the same as that of the Partnership. The term of the Partnership will continue until the later to occur of: (a) September 17, 2026, or (b) the date of which all the Partnership’s assets have been distributed and the Partnership’s obligations (including contingent obligations) have terminated, unless the Partnership is sooner dissolved in accordance with Article 9 of its Partnership Agreement dated July 9, 2014 and amended as of May 14, 2018.  The term may be extended for up to three additional years with the consent of the Advisory Board.

The Company’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments.  There can be no assurance that the Company will attain its investment objective.  The Company will typically invest in U.S. companies in the lower middle market segment. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2 million to $15 million of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and between $10 million to $100 million of revenue.  Investments take the form of mezzanine debt as well as some “unitranche” loans with a first lien on a company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Company’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the Company’s total investment.  The Company also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock.

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
June 30, 2018 (Unaudited)

2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  The results of operations for interim periods are not necessarily indicative of operating results for an entire year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2018.

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

The Company is an investment company and follows the accounting and reporting guidance as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

The financial statements include portfolio investments at fair value of $32,975,306 at June 30, 2018 and $41,154,948 at December 31, 2017. The portfolio investments represent approximately 182% of net assets at June 30, 2018 and approximately 140% of net assets at December 31, 2017 and their fair values have been determined in good faith by the Company’s Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

Valuation of Portfolio Investments
The FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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
June 30, 2018 (Unaudited)

Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The fair value of the Company’s portfolio investments at June 30, 2018 and December 31, 2017 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following table summarizes the level of the Company’s assets measured at fair value as of June 30, 2018 and December 31, 2017:

	Assets at Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$24,867,027	$24,867,027
Term Notes	-	-	8,042,063	8,042,063
Money Market Fund	66,216	-	-	66,216
Total Portfolio Investments	$66,216	$-	$32,909,090	$32,975,306

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

At June 30, 2018 and December 31, 2017, 100% of the Company’s Portfolio Investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

The following tables summarize the significant unobservable inputs the Company used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of June 30, 2018
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,389,554	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	2,527,293	Discounted Cash Flow	Discount Rate	9.6% - 14.0%

Total	$16,916,847

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $15,992,243 as of June 30, 2018.

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

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$20,897,150	$3,923,565	$-	$-	$-	$46,312	$-	$24,867,027
Term Notes	5,065,154	2,975,049	(10,843)	-	-	12,703	-	8,042,063
Total	$25,962,304	$6,898,614	$(10,843)	$-	$-	$59,015	$-	$32,909,090

	For the Six Months Ended June 30, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$28,511,612	$15,846,716	$(2,105,927)	$(17,520,464)	$-	$135,090	$-	$24,867,027
Term Notes	5,872,743	5,537,464	(1,297,965)	(2,092,479)	-	22,300	-	8,042,063
Total	$34,384,355	$21,384,180	$(3,403,892)	$(19,612,943)	$-	$157,390	$-	$32,909,090

	For the Three Months Ended June 30, 2017
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$29,810,363	$146,277	$(5,376,972)	$-	$(59,160)	$98,852	$85,684	$24,705,044
Term Notes	-	1,678,113	-	-	-	107	-	1,678,220
Total	$29,810,363	$1,824,390	$(5,376,972)	$-	$(59,160)	$98,959	$85,684	$26,383,264

	For the Six Months Ended June 30, 2017
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$23,149,094	$6,578,596	$(5,376,972)	$-	$136,831	$131,811	$85,684	$24,705,044
Term Notes	-	1,678,113	-	-	-	107	-	1,678,220
Total	$23,149,094	$8,256,709	$(5,376,972)	$-	$136,831	$131,918	$85,684	$26,383,264

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 Portfolio Investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the periods ended June 30, 2018 and June 30, 2017, the Company has a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Company as of the financial statement date.

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

Other income includes the estimated amount of the exit fee due to the Company in connection with the purchase of the NetFortris Operating Co., Inc. (“NetFortris”) term notes.  The reallocation of other income as of March 31, 2018 is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership on March 28, 2018. The reduction of other income as of June 30, 2018 is due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the quarter.

Expenses include investment management fees, legal fees, directors’ fees, audit and tax service expenses, interest expense amortization of deferred financing costs and other general and administrative expenses.  Expenses are recognized on an accrual basis.

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
June 30, 2018 (Unaudited)

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

As a result, included in the Consolidated Statements of Operations for three and six month periods ended June 30, 2017 are reallocations of amounts previously included in the Consolidated Statements of Operations for the period ended December 31, 2015 and year ended December 31, 2016.  As the Final Closing had already occurred, there were no reallocations included in the Consolidated Statements of Operations for three and six month periods ended June 30, 2018.  Below is a summary of such adjustments:

	2016 As Reported	Reallocations to/(from) Parallel Partnership	2016 Adjusted
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$1,890,751	$(49,105)	$1,841,646
Payment-in-kind interest income	157,660	(3,078)	154,582
Total Investment Income	2,048,411	(52,183)	1,996,228

Expenses
Investment Management Fee	295,764	(2,266)	293,498
Professional fees	508,701	(50)	508,651
Directors fees	172,500	-	172,500
Other general and administrative	8,832	7	8,839
Total Expenses	985,797	(2,309)	983,488
Investment Management Fee Waived (Note 7)	(77,534)	493	(77,041)
Total Net Expenses	908,263	(1,816)	906,447
Net Investment Income/(Loss) before income tax (benefit)/expense	1,140,148	(50,367)	1,089,781
Income tax (benefit)/expense (Note 2)	392,221	-	392,221
Net Investment Income/(Loss) after income tax (benefit)/expense	747,927	(50,367)	697,560
Net Increase/(Decrease) in Net Assets Resulting from Operations	$747,927	$(50,367)	$697,560

Net Investment Income/(Loss) and Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$7.48	$(0.50)	$6.98
Weighted average shares outstanding	100,000	-	100,000

Distributions
On March 28, 2018, the Company distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Company to be qualified as a regulated investment company for federal income tax purposes.  Below is a summary of the assets and liabilities that were distributed from the Company to the Partnership:

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

Investment Name	Investment Type	Asset / Liabilities Classification	Balance Prior to Distribution	Distribution to Partnership	Balance Post Distribution
Audax AAMP Holdings, Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$5,282,779	$-	$5,282,779
Chairman’s Foods, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,539,347	$(3,279,079)	$1,260,268
Earthlite, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$1,403,288	$(143,288)	$1,260,000
Gatekeeper Systems, Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$2,742,648	$(1,482,648)	$1,260,000
La Tavola, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$3,680,885	$(2,420,885)	$1,260,000
Medsurant Holdings, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,029,624	$(2,769,625)	$1,259,999
Northeastern Bus Rebuilders Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$5,534,107	$-	$5,534,107
S.R. Smith, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$2,622,136	$(1,362,136)	$1,260,000
Schlotterbeck & Foss, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,918,564	$(3,658,566)	$1,259,998
Trachte, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$3,664,236	$(2,404,237)	$1,259,999
Arc Drilling, LLC	Term Note	Portfolio Investments at Fair Value	$1,739,315	$(476,901)	$1,262,414
Environmental Group Holdings, LLC	Term Note	Portfolio Investments at Fair Value	$1,282,314	$-	$1,282,314
NetFortris Operating Co., Inc.	Term Note	Portfolio Investments at Fair Value	$1,804,499	$(541,813)	$1,262,686
Whitney, Bradley & Brown, Inc.	Term Note	Portfolio Investments at Fair Value	$2,331,505	$(1,073,765)	$1,257,740
N/A	N/A	Investor note credit facility	$(24,450,000)	$11,427,775	$(13,022,225)
N/A	N/A	Deferred financing costs	$53,788	$(25,140)	$28,648
			$21,179,035	$(8,210,308)	$12,968,727

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

The Company records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”), on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Company, and therefore, no provisions are required to be recorded by the Company. The Company does not anticipate significant increases to uncertain tax positions in the next twelve months. The Company will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended June 30, 2018 and year ended December 31, 2017 or accrued for as of June 30, 2018 and December 31, 2017.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At June 30, 2018, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

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

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Federal income taxes:
Current	$-	$8,615
Deferred	-	-
State income taxes:
Current	-	(18,446)
Deferred	-	-
Total	$-	$(9,831)

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Federal	$-	$-	$269,952	$414,517
State	-	-	36,931	59,595
Total Current	-	-	306,883	474,112
Deferred:
Federal	-	-	12,337	82,336
State	-	-	1,818	11,079
Total Deferred	-	-	14,155	93,415
Total Net (Benefit)/Expense	$-	$-	$321,038	$567,527

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

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Deferred Tax Assets:
Accrued Professional Fees	$-	$42,938
Organizational Expenses	-	74,324
Debt Issuance Costs	-	52,563
Total Deferred Tax Assets	$-	$169,825
Deferred Tax Liabilities:
Interest Income	$-	$39,635
Total Deferred Tax Liabilities	$-	$39,635
Valuation Allowance	-	(130,190)
Net Deferred Income Taxes	$-	$-

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

As of June 30, 2018 and December 31, 2017, the Company had no federal or state net operating loss carryforwards.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the state income taxes, changes in tax law and valuation allowance related to our deferred tax assets.

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Computed “Expected” Tax Rate	-%	34.00%
Permanent Differences	-%	0.05%
State Income Taxes, Net of Federal Income Tax Benefit	-%	3.27%
Effect of Changes in Tax Law, Rates	-%	2.00%
Deferred Tax Asset Valuation Allowance Impact	-%	(1.20)%
Effective Tax Rate	-%	38.12%

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

Other Receivable
Included in other receivable is the estimated amount of the exit fee due to the Company in connection with the purchase of the NetFortris term notes.  The exit fee rate is 2.75% per year of the outstanding principal balance of the term notes through the fiscal quarter ending June 30, 2018.  Thereafter, the exit fee rate is 2.75% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.  On March 28, 2018, the Company reallocated a portion of the other receivable and corresponding other income correlated to the asset distribution to the Partnership to be qualified as a regulated investment company for federal income tax purposes (see Note 2).  The reduction of other receivable is due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the quarter.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

Investor Note Credit Facility
On August 8, 2017, the Company, Partnership and Parallel Partnership entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Company, Partnership and Parallel Partnership and is scheduled to expire on August 8, 2018, subject to extension.  In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense. On March 28, 2018, the Company distributed a portion of the outstanding Credit Facility balance correlated to the asset distribution to the Partnership to be qualified as a regulated investment company for federal income tax purposes (see Note 2).  From the date of the first drawdown through June 30, 2018, the Credit Facility held an outstanding balance of $33,102,225 of which the Company’s portion was $20,429,580 at a rate between 2.78% and 3.64%. The weighted average interest rate for the period ending June 30, 2018 was 3.36%. The balance presented on the Consolidated Statement of Assets and Liabilities approximates its fair value, which would be categorized as Level 3 within the fair value hierarchy.

The Company is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of June 30, 2018, the Company had an asset coverage ratio of 1.89, which is below the minimum required ratio.  The Company has subsequently called capital to reduce the outstanding balance of the Credit Facility and to bring the Company’s asset coverage ratio above the minimum requirement.  The Company has determined there was no impact to its ability to use the Credit Facility to fund the operations of the Company and no regulatory effects under the 1940 Act that would impact its day-to-day operations (such as making investments and distributions to Company investors) as a result of falling below the minimum required ratio.  The Company has made enhancements to its control procedures to monitor its minimum asset coverage ratio, specifically, performing a review of the asset coverage ratio in advance of each expected drawdown from the Credit Facility.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company has adopted ASU 2014-09 and there has not been a material impact on the Consolidated Financial Statements.

3.	Portfolio Investments

The terms and conditions of the portfolio investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the period ended June 30, 2018 totaled $21,384,180.  Sales of investments for the period ended June 30, 2018 totaled $10,108,268.  On March 28, 2018, there was also $19,612,943 of portfolio investments distributed to the Partnership in order for the Company to be qualified as a regulated investment company for federal income tax purposes.  Purchases of investments for the period ended June 30, 2017 totaled $8,436,918 with an additional $136,831 being reallocated from the Parallel Partnership due to the reallocation of Portfolio Investments (see Note 2).  Sales of investments for the period ended June 30, 2017 totaled $5,376,972.

At June 30, 2018 and December 31, 2017, the cost of portfolio investments for federal income tax purposes was $33,174,960 and $30,498,160, respectively. There was no aggregate or net unrealized appreciation/(depreciation) of portfolio investments for federal income tax purposes.

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
June 30, 2018 (Unaudited)

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

The Company is owned entirely by the Partnership, to which the Company sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in  Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Company, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Company to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $112,960,000.  Total contributed capital to the Partnership through June 30, 2018 was $64,613,120, of which $34,331,057 was contributed to the Company.

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

As of June 30, 2018 and December 31, 2017, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Distributions are declared at the sole discretion of the Directors.  On February 16, 2018, the Company declared and paid a distribution to the Partnership in the amount of $4,383,035 or $43.83 per share.  Additionally, on March 28, 2018, the Company distributed assets totaling $19,638,083 and liabilities totaling $11,427,775 to the Partnership, which was performed to enable the Company to be qualified as a regulated investment company for federal income tax purposes (see Note 2).  From inception through June 30, 2018, the Company has distributed $19,904,785 or $199.05 per share to the Partnership.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

6.	Related Party Transactions

The Company has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Company, as defined in the 1940 Act (the “Independent Directors”).  During the three and six month periods ended June 30, 2018, the Independent Directors received compensation from the Company aggregating to $44,250 and $86,500, respectively.  During the three and six month periods ended June 30, 2017, the Independent Directors received compensation from the Company aggregating to $44,250 and $85,500, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $300,000 and $12,030,000 to the Partnership and Parallel Partnership, respectively.

Pursuant to the Partnership Agreement, the General Partner of the Partnership and Parallel Partnership shall bear all costs related to the organization, offering, distribution and placement of the partnership interests in the Partnership and Parallel Partnership that exceed $1,500,000 or 0.40% of the Aggregate Capital Commitments.  As of June 30, 2018, the General Partner incurred a total of $149,960 of expenses over this threshold related to the Partnership and Parallel Partnership.  For the period ended June 30, 2018, the Company did not incur any expenses that were over this threshold.

Due to/from Affiliate(s) represents amounts paid by or on behalf of the Company by the Partnership and Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Company.

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

For the three and six months ended June 30, 2017, the amended Investment Management Fee rate of 1.25% was in effect and as such, the amount of Investment Management Fees waived during the periods were charged as a result of reallocations (see Note 2). Offset Fees have been applied to reduce payments of the Management Fees paid by the Company for the period ended June 30, 2018.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the periods ended June 30, 2018 and June 30, 2017.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Total Return[1]	6.17%	4.63%

Per Share Amounts:
Net Asset Value, Beginning of Period	$293.33	$179.09
Net Investment Income/(Loss) after income tax (benefit)/expense	13.43	9.78
Net Realized Gain/(Loss) on Portfolio Investments	-	0.86
Net Increase/(Decrease) in Net Assets Resulting from Operations	13.43	10.64
Contributions from Stockholder	-	84.69
Paid-in capital distributed to stockholder	(123.02)	-
Distributions from net investment income/(loss)	(2.26)	-
Distributions from net realized gain/(loss)	(0.66)	-
Net Asset Value, End of Period	$180.82	$274.42

Net Assets, End of Period	$18,082,219	$27,441,614
Average Net Assets	$22,092,091	$22,429,436

Ratios / Supplemental Data:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	6.08%	4.36%
Ratio of total expenses to average net assets before Investment Management Fee Waived	3.90%	1.67%
Ratio of total expenses to average net assets after Investment Management Fee Waived	3.90%	1.68%
Common Shares Outstanding, End of Period	100,000	100,000
Portfolio Turnover Rate	10.08%	20.28%
Average Outstanding Borrowings[2]	$17,708,709	$-
Asset Coverage Ratio	1.89	-

1Given the Company’s similarities to a non-registered close-ended fund, the Company calculated total return as the change in the Company’s capital over the period ended, and adjusted for stockholder contributions and distributions during the period.  The Company noted that the total return calculated under the typical method for a registered investment company resulted in a total return of 4.58% as of June 30, 2018 (not annualized) and 53.23% as of June 30, 2017 (not annualized).  The Company determined that the June 30, 2017 total return did not appropriately represent the performance of the Company, and thus calculated the total return based on the change in value of a theoretical investment at the beginning of the year by geometrically linking the cash flows, which is a method more commonly used by non-registered funds.
2The average outstanding borrowings has been calculated for the periods ended June 30, 2018 and June 30, 2017.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

10.	Subsequent Events

On July 19, 2018, July 23, 2018 and August 9, 2018, the Company purchased an additional $579,108, $264,846 and $247,565 of term notes in Environmental Group Holdings, LLC, respectively.  On August 9, 2018, the Company entered into a delayed draw term note in which the Company will commit up to an additional $903,700 to Environmental Group Holdings, LLC.  Environmental Group Holdings, LLC can draw down on the delayed draw term note as needed until the maturity date.

On July 31, 2018, the Company distributed $3,603,591 or $36.04 per share to the Partnership, bringing total distributions to the Partnership since inception to $23,508,376 or $235.08 per share.

On July 31, 2018, the Partnership called $2,824,000 and on August 7, 2018 the Partnership called $7,681,280 due August 16, 2018, from its Partners which will bring the total amount called from Partners to $75,118,400 (66.50% of Capital Commitments).  The Partnership is planning to contribute an additional $3,770,000 to the Company, which will bring total contributed capital from the Partnership to $38,101,057. The additional capital contributed by the Partnership will be used to reduce the outstanding balance of the Credit Facility to bring the Company’s asset coverage ratio above the minimum requirement.

On August 8, 2018, the Company purchased an additional $323,855 of senior subordinated notes in S.R. Smith, LLC.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which Siguler Guff Advisers (the “Investment Manager”) defines as privately-owned companies with between $2 million to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 million to $100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of June 30, 2018 (excluding the Money Market Fund) consisted of investments held in healthcare services, manufacturing, business equipment, business services, commercial retail, consumer and sporting goods, electronic equipment, general contracting, technical services, security and protection services, telecommunications, processed and packaged goods, and staffing and outsourcing services.

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

The fair value of the Fund’s portfolio investments at June 30, 2018 and December 31, 2017 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of June 30, 2018 and December 31, 2017.

	Assets at Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$24,867,027	$24,867,027
Term Notes	-	-	8,042,063	8,042,063
Money Market Fund	66,216	-	-	66,216
Total Portfolio Investments	$66,216	$-	$32,909,090	$32,975,306

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

At June 30, 2018 and December 31, 2017, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of June 30, 2018
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$14,389,554	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	2,527,293	Discounted Cash Flow	Discount Rate	9.6% - 14.0%

Total	$16,916,847

1Not reflected in the table above are Level 3 investments that have been primarily based upon recent transactions totaling $15,992,243 as of June 30, 2018.

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

Other income includes the estimated amount of the exit fee due in connection with the purchase of the NetFortris Operating Co., Inc. (“NetFortris”) term notes. The reallocation of other income for the three months ended March 31, 2018 is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership on March 28, 2018. The reduction of other income for the three and six months ended June 30, 2018 is due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the quarter.

Expenses include investment management fees, legal fees, directors’ fees, audit and tax service expenses, interest expense, amortization of deferred financing costs and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Income Taxes

As of January 1, 2018, the Fund believes that it qualifies to be treated as RIC under subchapter M of the Internal Revenue Code (the “Code) and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Fund’s intention to make the election for treatment as a RIC in its tax filing for the year ended December 31, 2018. Prior to January 1, 2018 the Fund was treated as a corporation for U.S. federal income tax purposes.

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

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund records uncertain tax positions in accordance with Financial Accounting Standards Board ASC 740, Income Taxes on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended June 30, 2018 or year ended December 31, 2017, or accrued for as of June 30, 2018 and December 31, 2017.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At June 30, 2018, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

Results of Operations – For the three months ended June 30, 2018 and 2017 and six months ended June 30, 2018 and 2017

Total investment income for the three months ended June 30, 2018 decreased to $870,741, as compared to $1,172,553 for the three months ended June 30, 2017, which primarily consisted of interest income on investments held during the reporting period.  The decrease in investment income during the quarter is due to the fact that the entire portion of the exit fee in relation to the NetFortris term notes was accrued for during the three and six months ended June 30, 2017.  The exit fee was reduced during the three and six months ended June 30, 2018, as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the quarter. Additionally, there was a prepayment fee from the sale of Rudy’s Food Products, Inc. during the three and six months ended June 30, 2017, which caused a reduction in investment income. Total investment income for the six months ended June 30, 3018 increased to $2,205,086, as compared to $1,921,617 for the six months ended June 30, 2017, which primarily consisted of interest income on investments held during the reporting period. The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended June 30, 2018 decreased to $28,440,746, as compared to $29,985,665 for the three months ended June 30, 2017. The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the six months ended June 30, 2018 increased to $34,279,010, as compared to $27,261,389 for the six months ended June 30, 2017.

During the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017, all senior subordinated note investments held by the Fund had fixed interest rates.  The weighted average interest rate on the outstanding senior subordinated notes that had fixed interest rates was 12.42% for the three and six months ended June 30, 2018, and 11.95% for the three and six months ended June 30, 2017.  For the three and six months ended June 30, 2018, all term note investments (other than McVeigh Global Meetings and Events, LLC, “McVeigh”) held by the Fund had floating interest rates.  The fixed interest rate for McVeigh was 12.00% for the three and six months ended June 30, 2018. The weighted average interest rate on outstanding term notes that had floating interest rates was 11.94% as of June 30, 2018. The weighted average interest rate on outstanding term notes that had floating interest rates was 9.48% for the three and six months ended June 30, 2017. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total fund expenses for the three months ended June 30, 2018 increased to $425,347, as compared to $207,901 for the three months ended June 30, 2017.  For the three months ended June 30, 2018, fund expenses consisted of interest expense of $132,176, investment management fees of $101,163, professional fees of $122,462, directors’ fees of $44,250, amortization of deferred financing costs of $20,054 and other general and administrative expenses of $5,242.  For the three months ended June 30, 2017, fund expenses consisted of investment management fees of $95,253 (gross fees of $94,760 plus waived fees reallocated of $493), professional fees of $61,170, directors’ fees of $44,250, and other general and administrative expenses of $7,228.  Total fund expenses for the six months ended June 30, 2018 increased to $862,028, as compared to $375,806 for the six months ended June 30, 2017.  For the six months ended June 30, 2018, fund expenses consisted of interest expense of $304,672, investment management fees of $179,838, professional fees of $199,772, directors’ fees of $86,500, amortization of deferred financing costs of $57,292, and other general and administrative expenses of $33,954.  For the six months ended June 30, 2017, fund expenses consisted of investment management fees of $186,308 (gross fees of $185,815 plus waived fees reallocated of $493), professional fees of $94,907, directors’ fees of $85,500, and other general and administrative expenses of $9,091.  There was no income tax expense for the six months ended June 30, 2018 due to the Fund qualifying for RIC status as compared the income tax expense of $567,527 for the six months ended June 30, 2017 and $321,038 for the three months ended June 30, 2017.

The Fund’s investment management fee for the three and six months ended June 30, 2018 was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement, including the reduction of the management fee from 1.75% to 1.25% of Invested Capital. Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. The Fund’s investment management fee for the three months ended June 30, 2018 amounted to $101,163, and for the three months ended June 30, 2017 amounted to $95,253 (gross fees of $94,760 plus waived fees reallocated of $493). The Fund’s investment management fee for the six months ended June 30, 2018 amounted to $179,838, and for the six months ended June 30, 2017 amounted to $186,308 (gross fees of $185,815 plus waived fees reallocated of $493). “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the three and six months ended June 30, 2018 and three and six months ended June 30, 2017 were comprised of legal, audit, tax and other professional fees. Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the three months ended June 30, 2018 was $445,394, as compared to $643,614 for the three months ended June 30, 2017.  Net investment income for the six months ended June 30, 2018 was $1,343,058, as compared to $978,284 for the six months ended June 30, 2017. The change in investment income during the quarter is due to the fact that the entire portion of the exit fee in relation to the NetFortris term notes was accrued for during the three and six months ended June 30, 2017.  The exit fee was reduced during the three and six months ended June 30, 2018, as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the quarter. Additionally, there was a prepayment fee from the sale of Rudy’s Food Products, Inc. during the three and six months ended June 30, 2017, which caused a reduction in investment income.  The Fund continues to make investments in income-producing assets.

There were no net realized gain/(loss) from investments during the three and six months ended June 30, 2018 as compared to a net realized gain/(loss) of $85,684 during the three and six months ended June 30, 2017.  Net increase in net assets resulting from operations for the three months ended June 30, 2018 was $445,394, as compared to $729,298 for the three months ended June 30, 2017. Net increase in net assets resulting from operations for the six months ended June 30, 2018 was $1,343,058, as compared to $1,063,968 for the six months ended June 30, 2017.

Due to additional commitments received in 2017 by the Partnership and Parallel Partnership, portfolio investments and items of income and expense have been reallocated between the Fund, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the final closing, which occurred on September 29, 2017. Prior to the final closing, portfolio investments and items of income and expense were allocated according to the committed capital ownership percentages as of the latest closing. Following the latest closing as of June 30, 2017, reallocation of portfolio investments and items of income and expense between the Fund, the Partnership and the Parallel Partnership had occurred. As a result, included in the 2017 Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 were reallocations of $50,367 (reallocations of investment income totaling $52,183 and reallocations of expenses totaling $1,816) which equaled amounts previously included in the Consolidated Statements of Operations for the period ended December 31, 2015 and the year ended December 31, 2016.

On March 28, 2018, the Fund distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a RIC for federal income tax purposes. The Fund distributed $17,520,464 of senior subordinated notes, $2,092,479 of term notes, $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility to the Partnership.

Financial Condition, Liquidity, and Capital Resources

During the three months ended June 30, 2018 and June 30, 2017, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  As of June 30, 2018, the Partnership (excluding the Parallel Partnership) had received commitments of capital in the amount of $112,960,000, of which $64,613,120 had been called and of which $34,331,057 was contributed to the Fund.  As of June 30, 2018, $48,346,880 of capital remained uncalled by the Partnership.

At June 30, 2018, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at June 30, 2018, expects to receive approximately $3,930,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of June 30, 2018, 28.3% of the Fund’s net assets consisted of cash, and for the year ended December 31, 2017, 14.8% of the Fund’s net assets consisted of cash. During the six months ended June 30, 2018 and the year ended December 31, 2017, the Fund invested in senior subordinated and term notes. On February 16, 2018, the Fund made a cash distribution to the Partnership in the amount of $4,383,035 or $43.83 per share. Additionally, on March 28, 2018, the Fund distributed in-kind $8,210,308 or $82.10 per share of net assets ($17,520,464 of senior subordinated notes, $2,092,479 of term notes, and $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility) to the Partnership.  Since inception, the Fund has distributed $19,904,785 or $199.05 per share to the Partnership. The principal balance and fair value of loans in the Fund’s investment portfolio at June 30, 2018 and December 31, 2017 was $33,420,632 and $32,909,090, and $34,877,049 and $34,384,355, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $32,975,306 at June 30, 2018 and $41,154,948 at December 31, 2017. The portfolio investments represent  approximately 182% of net assets at June 30, 2018 and approximately 140% of net assets at December 31, 2017 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

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

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of June 30, 2018, the Fund had an asset coverage ratio of 1.89, which is below the minimum required ratio.  The Fund has subsequently called capital to reduce the outstanding balance of the Credit Facility and to bring the Fund’s asset coverage ratio above the minimum requirement.  The Fund has determined there was no impact to its ability to use the Credit Facility to fund the operations of the Fund and no regulatory effects under the 1940 Act that would impact its day-to-day operations (such as making investments and distributions to Fund investors) as a result of falling below the minimum required ratio.  The Fund has made enhancements to its control procedures to monitor its minimum asset coverage ratio, specifically, performing a review of the asset coverage ratio in advance of each expected drawdown from the Credit Facility.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Investment Management Agreement, pursuant to which Siguler Guff Advisers has agreed to serve as the Fund’s investment adviser, are equal to a percentage of the invested capital of the Fund, including assets acquired with borrowed funds, if any.  The Investment Management Agreement will continue in effect until June 8, 2019.  Thereafter, regardless of the dissolution of the Fund, the Investment Management Agreement shall continue automatically for successive periods of a year each June, if not terminated. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party. The Fund has also entered into a Custodian Agreement, pursuant to which Citi Private Bank has agreed to serve as the Fund’s custodian (the “Custodian”). The Fund pays the Custodian such fees as have been agreed between the Fund and the Custodian, as described in the Custodian Agreement which the Fund has determined are commercially reasonable in its sole discretion.

On August 8, 2017 and amended on December 15, 2017, the Fund, Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership, and Parallel Partnership, and is scheduled to expire on August 8, 2018, subject to extension.  In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount. The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  From the date of the first drawdown through June 30, 2018, the Credit Facility held an outstanding balance of $33,102,225, of which the Fund’s portion was $20,429,580 at a rate between 2.78% and 3.64%.

As mentioned in the previous paragraph, the Fund does bear interest on its outstanding principal amount and is subject to certain fees and costs that could affect its liquidity and cash flows. As of June 30, 2018, the Fund had incurred financing obligations with respect to interest on borrowings, undrawn fees or unused commitment fees that could have an impact on liquidity cash flows.

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

As a RIC, the Fund must properly distributes to its shareholders each taxable year an amount equal to or exceeding the sum of (1) 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest, and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses) without regard to the deduction for dividends paid and (2) 90% of the excess of its gross tax-exempt interest, if any, over certain disallowed deductions, the Fund generally will not be subject to U.S. federal income tax on any income of the fund, including “net capital gain” (the excess of net long-term capital gain over net short-term capital loss), distributed to the shareholders. However, if the Fund meets such distribution requirements and, thus, is eligible for pass-through status, but chooses to retain some portion of its investment company taxable income or net capital gain, it generally will be subject to U.S. federal income tax at regular corporate income tax rates on the amount retained. A distribution of warrants or equity investments to its shareholders will be treated as a sale by the Fund of such assets with the excess of the fair market value of those assets over their tax basis being the amount of the income or gain to the Fund arising from the distribution.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation.  The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in interest rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $1,080,000.

As previously discussed in Item 2 of this 10-Q, the Fund, the Partnership, and Parallel Partnership entered into a Credit Facility agreement on August 8, 2017 and amended on December 15, 2017, and as of June 30, 2018, held an outstanding balance of $20,429,580.  Because the Fund has elected to use leverage in the form of a Credit Facility, its sensitivity to changes in interest rates and other risks could be substantially greater. Assuming no changes in the Credit Facility structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $120,000.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.  Subsequent to June 30, 2018, the Fund made enhancements to its internal control procedures to monitor the Fund’s minimum asset coverage requirement, specifically, performing a review of the asset coverage ratio in advance of each expected drawdown from the Credit Facility (as described above in Item 2, Financial Condition, Liquidity, and Capital Resources).

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

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Fund have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through June 30, 2018, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities
This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the second fiscal quarter of 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
April 1, 2018 through April 30, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
May 1, 2018 through May 31, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
June 1, 2018 through June 30, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

The Fund held its final close on September 29, 2017 (as referenced in Item 5 Other Information), and as of June 30, 2018, the Fund had cumulative distributions of $19,904,785 to the Partnership.

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

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

August 14, 2018	By:	/s/ Jun Isoda
	Name:	Jun Isoda
	Title:	Chief Financial Officer

August 14, 2018	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President