Form 10-Q
period 2018-09-30
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2018-11-14
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2018, there were 100,000 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Consolidated Statements of Assets and Liabilities (Unaudited) As of September 30, 2018 and December 31, 2017	5

	Consolidated Schedules of Portfolio Investments (Unaudited) As of September 30, 2018 and December 31, 2017	6

	Consolidated Statements of Operations (Unaudited) For the Three Months Ended September 30, 2018 and 2017 and the Nine Months Ended September 30, 2018 and 2017	8

	Consolidated Statements of Changes in Net Assets (Unaudited) For the Nine Months Ended September 30, 2018 and 2017	9

	Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2018 and 2017	10

	Notes to Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		45

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;

•	the adequacy of our cash resources and working capital including our ability to raise additional capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;
•	general price and volume fluctuations in the financial markets;
•	the ability of the Investment Manager to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2018	December 31, 2017
Assets
Portfolio Investments at Fair Value:
Non-controlled, non-affiliated portfolio investments (cost, September 30, 2018: $33,591,236; December 31, 2017: $41,154,948)	$33,591,236	$41,154,948
Cash	696,256	4,346,368
Due from Affiliates	943,643	467,896
Interest receivable	139,429	106,922
Other receivable	131,722	189,673
Prepaid taxes	21,284	9,831
Deferred financing costs (net of accumulated amortization, September 30, 2018: $112,002; December 31, 2017: $38,972)	17,017	91,026
Total Assets	$35,540,587	$46,366,664

Liabilities
Investor note credit facility	$16,429,580	$16,800,000
Accrued expenses and other liabilities	301,499	231,310
Due to Portfolio Investment	35,034	-
Due to Affiliate	7,585	2,850
Total Liabilities	16,773,698	17,034,160
Net Assets	$18,766,889	$29,332,504

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at September 30, 2018 and December 31, 2017	100	100
Paid-in capital in excess of par	17,823,772	28,660,632
Accumulated undistributed net investment income/(loss)	943,017	605,469
Accumulated undistributed net realized gain/(loss)	-	66,303
Total Net Assets	$18,766,889	$29,332,504

Net Asset Value Per Share	$187.67	$293.33

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
September 30, 2018

Portfolio Investment	Industry	Interest Rate / Payment-in-Kind Rate	Maturity	Principal / Shares	Fair Value

Delayed Draw Term Notes (0%) (1), (2)
United States
Environmental Group Holdings, LLC (4)	General Contracting		12/15/2018	$303,083	$-
Total Delayed Draw Term Notes (Cost: $-)					$-

Senior Subordinated Notes (135%) (1), (2)
United States
Audax AAMP Holdings, Inc.	Electronic Equipment	12.91% / 0.00%	02/15/2023	$5,388,730	$5,290,719
Chairman's Foods, LLC	Processed & Packaged Goods	11.00% / 2.00%	01/16/2024	$1,285,116	1,263,960
Drew Foam Companies Inc.	Manufacturing	11.00% / 1.00%	11/30/2023	$1,293,672	1,268,946
Earthlite, LLC	Business Equipment	11.00% / 1.50%	07/11/2022	$1,279,809	1,261,791
Gatekeeper Systems, Inc.	Security and Protection Services	11.00% / 1.00%	03/02/2022	$1,283,935	1,268,147
La Tavola, LLC	Commercial Retail	8.00% / 4.75%	06/01/2021	$1,305,041	1,292,310
Medsurant Holdings, LLC	Healthcare Services	12.25% / 0.75%	06/30/2020	$1,286,362	1,265,148
Northeastern Bus Rebuilders Inc.	Business Services	10.00% / 2.00%	06/05/2022	$5,602,816	5,540,588
Resource Employment Solutions, LLC	Staffing / Outsourcing Services	11.00% / 2.00%	11/10/2023	$1,298,961	1,274,341
S.R. Smith, LLC	Consumer / Sporting Goods	11.00% / 0.00%	03/27/2022	$1,597,219	1,585,184
Schlotterbeck & Foss, LLC	Processed & Packaged Goods	11.00% / 1.00%	03/01/2023	$1,287,052	1,267,930
Taylored Services LLC	Business Services	11.00% / 2.00%	12/21/2023	$1,433,838	1,406,228
Trachte, LLC	Manufacturing	11.00% / 1.00%	04/13/2021	$1,280,352	1,268,303
Total Senior Subordinated Notes (Cost: $25,253,595)					$25,253,595

Term Notes (44%) (1), (2)
United States
Arc Drilling, LLC	Manufacturing	LIBOR + 9.50% (1.25% floor) / 1.00%	11/17/2022	$1,306,420	$1,297,023
Environmental Group Holdings, LLC	General Contracting	LIBOR + 9.50% (2.25% floor) / 0.00%	02/06/2023	$1,529,979	1,500,990
McVeigh Global Meetings and Events, LLC	Business Services	10.00% / 2.00%	06/29/2023	$3,028,841	2,970,449
NetFortris Operating Co., Inc. (3)	Telecommunications	LIBOR + 8.40% (0.50% floor) / 0.00%	02/21/2021	$1,240,975	1,239,556
Whitney, Bradley & Brown, Inc.	Technical Services	LIBOR + 9.00% (1.00% floor) / 0.00%	10/18/2022	$1,263,424	1,254,003
Total Term Notes (Cost: $8,262,021)					$8,262,021

Total Delayed Draw Term, Senior Subordinated and Term Notes (Cost: $33,515,616)					$33,515,616

Money Market Fund (0%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $75,620)	U.S. Treasury Bills and Notes			75,620	$75,620

Total United States (Cost: $33,591,236)					$33,591,236

Total Portfolio Investments (Cost: $33,591,236)					$33,591,236

Notes:
(1)
The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Fund owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the Fund owns between 5% and 25% of the voting securities; and "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.  The Portfolio Investments are classified as Non-Control/Non-Affiliate Investments.

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

(4)
On August 9, 2018, the Fund committed additional capital in the form of a delayed draw term note (“DDTN”) to provide reserve short-term liquidity to Environmental Group Holdings, LLC ("EG").  The DDTN was provided to EG in the absence of a suitable revolving credit facility, however since this agreement, a revolving credit facility has been set up and the DDTN will not likely be drawn by EG before maturity.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
December 31, 2017

Portfolio Investment	Industry	Interest Rate / Payment-in-Kind Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (97%) (1), (2)
United States
Earthlite, LLC	Business Equipment	11.00% / 1.50%	07/11/2022	$1,425,350	$1,402,339
Gatekeeper Systems, Inc.	Security and Protection Services	11.00% / 1.00%	03/02/2022	$2,773,873	2,733,904
La Tavola, LLC	Commercial Retail	8.00% / 4.75%	06/01/2021	$3,690,785	3,646,065
Medsurant Holdings, LLC	Healthcare Services	12.25% / 0.75%	06/30/2020	$4,113,937	4,021,901
Northeastern Bus Rebuilders Inc.	Business Services	10.00% / 2.00%	06/05/2022	$5,602,816	5,531,014
S.R. Smith, LLC	Consumer / Sporting Goods	11.00% / 0.00%	03/27/2022	$2,649,963	2,620,770
Schlotterbeck & Foss, LLC	Processed & Packaged Goods	11.00% / 1.00%	03/01/2023	$4,986,679	4,903,282
Trachte, LLC	Manufacturing	11.00% / 1.00%	04/13/2021	$3,695,640	3,652,337
Total Senior Subordinated Notes (Cost: $28,511,612)					$28,511,612

Term Notes (20%) (1), (2)
United States
Arc Drilling, LLC	Manufacturing	LIBOR + 9.50% (1.25% floor) / 1.00%	11/17/2022	$1,770,860	$1,735,470
NetFortris Operating Co., Inc. (3)	Telecommunications	LIBOR + 8.40% (0.50% floor) / 0.00%	02/21/2021	$1,807,360	1,801,124
Whitney, Bradley & Brown, Inc.	Technical Services	LIBOR + 9.00% (1.00% floor) / 0.00%	10/18/2022	$2,359,786	2,336,149
Total Term Notes (Cost: $5,872,743)					$5,872,743

Total Senior Subordinated and Term Notes (Cost: $34,384,355)					$34,384,355

Money Market Fund (23%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $6,770,593)	U.S. Treasury Bills and Notes			6,770,593	$6,770,593

Total United States (Cost: $41,154,948)					$41,154,948

Total Portfolio Investments (Cost: $41,154,948)					$41,154,948

Notes:

(1)
The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Fund owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the Fund owns between 5% and 25% of the voting securities; and "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.  The Portfolio Investments are classified as Non-Control/Non-Affiliate Investments.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$961,346	$3,129,520	$1,151,473	$2,744,148
Payment-in-kind interest income	52,031	154,579	48,003	146,181
Other income	(220)	(8,905)	16,531	247,294
Reallocation of other income	-	(56,951)	-	-
Total Investment Income	1,013,157	3,218,243	1,216,007	3,137,623

Expenses
Interest	147,950	452,622	-	-
Professional fees	123,991	323,763	96,783	191,691
Investment Management Fee	105,599	285,437	123,043	308,857
Directors fees	42,250	128,750	41,250	126,750
Amortization of deferred financing costs	15,738	73,030	-	-
Other general and administrative	13,974	47,928	8,449	17,540
Total Expenses	449,502	1,311,530	269,525	644,838
Investment Management Fee Waived (Note 7)	-	-	(8,420)	(7,927)
Total Net Expenses	449,502	1,311,530	261,105	636,911
Net Investment Income/(Loss) before income tax (benefit)/expense	563,655	1,906,713	954,902	2,500,712
Income tax (benefit)/expense (Note 2)	-	-	393,012	960,539
Net Investment Income/(Loss) after income tax (benefit)/expense	563,655	1,906,713	561,890	1,540,173

Realized Gain/(Loss) on Portfolio Investments
Non-Controlled, Non-Affiliated Investments:
Net Realized Gain/(Loss)	-	-	6,138	91,822
Net Realized Gain/(Loss) on Portfolio Investments	-	-	6,138	91,822

Net Increase/(Decrease) in Net Assets Resulting from Operations	$563,655	$1,906,713	$568,028	$1,631,995

Net Investment Income/(Loss) after income tax (benefit)/expense Per Share (Basic and Diluted)	$5.64	$19.07	$5.62	$15.40

Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$5.64	$19.07	$5.68	$16.32

Distributions Declared Per Share	$40.49	$166.42	$-	$-

Weighted average shares outstanding	100,000	100,000	100,000	100,000

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax (benefit)/expense	$1,906,713	$1,540,173
Net realized gain/(loss) on Portfolio Investments	-	91,822
Net Increase/(Decrease) in Net Assets Resulting from Operations	1,906,713	1,631,995

Capital Stock Transactions
Contributions from stockholder	4,170,000	8,468,550
Paid-in capital distributed to stockholder	(15,006,860)	-
Distributions from net investment income/(loss)	(1,569,165)	-
Distributions from net realized gain/(loss)	(66,303)	-
Net Increase/(Decrease) in Net Assets From Capital Stock Transactions	(12,472,328)	8,468,550

Total Increase in Net Assets
Net assets at beginning of period	29,332,504	17,909,096
Net assets at end of period	$18,766,889	$28,009,641

Capital Share Activity
Shares issued	-	-
Shares redeemed	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-

Accumulated Undistributed Net Investment Income/(Loss)	$943,017	$1,854,733
Accumulated Undistributed Realized Gain/(Loss)	$-	$-

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$1,906,713	$1,631,995
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Provided By/Used in Operating Activities:
Net realized (gain)/loss on Portfolio Investments	-	(91,822)
Purchases of Portfolio Investments	(21,926,715)	(21,628,961)
Sales of Portfolio Investments	10,133,654	5,762,147
Payment-in-kind interest income	(154,579)	(146,181)
Accretion of discount on notes	(90,719)	(57,302)
Amortization of deferred financing costs	73,030	-
Decrease/(Increase) in due from Affiliates	(475,747)	-
Decrease/(Increase) in interest receivable	(32,507)	(94,768)
Decrease/(Increase) in other receivable	57,951	(189,673)
Decrease/(Increase) in prepaid taxes	(11,453)	-
Decrease/(Increase) in net deferred tax asset	-	94,725
(Decrease)/Increase in accrued expenses and other liabilities	70,189	(80,031)
(Decrease)/Increase in due to Affiliate	4,735	1,776,983
(Decrease)/Increase in taxes payable	-	(26,993)
Net Cash Provided By/Used in Operating Activities	(10,445,448)	(13,049,881)

Cash Flows From Financing Activities
Contributions from stockholder	4,170,000	8,468,550
Distributions paid to stockholder	(8,432,020)	-
Proceeds from investor note credit facility	15,057,356	4,600,000
Payment of investor note credit facility	(4,000,000)	-
Net Cash Used in/Provided by Financing Activities	6,795,336	13,068,550
Net Increase/(Decrease) in Cash	(3,650,112)	18,669

Cash
Beginning of period	4,346,368	122,577
End of period	$696,256	$141,246

Supplemental cash flow information
Income Taxes Paid	$11,453	$897,411
Interest Paid	$415,532	$-
In-Kind Distribution of Portfolio Investments to Stockholder	$19,612,943	$-
In-Kind Distribution of Deferred Financing Costs to Stockholder	$25,140	$-
In-Kind Distribution of Investor Note Credit Facility to Stockholder	$(11,427,775)	$-

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

1.	Business and Organization

Siguler Guff Small Business Credit Opportunities Fund, Inc. (“SBCOF” or the “Fund”), was incorporated in Maryland on July 7, 2014 as a non-diversified, closed-end management investment company and has elected status as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on July 1, 2015.  Siguler Guff Advisers, LLC (the “Investment Manager”) serves as the Fund’s Investment Manager.  The Investment Manager is an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), pursuant to the 1940 Act.  One hundred percent of the stock of the Fund is held by Siguler Guff Small Business Credit Opportunities Fund, LP (the “Partnership”).  Prior to commencing its operations on October 13, 2015, the Fund had no operations other than the issuance to the Partnership of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2014.

Since the Partnership owns one hundred percent of the stock of the Fund, the term of the Fund will be the same as that of the Partnership. The term of the Partnership will continue until the later to occur of: (a) September 17, 2026, or (b) the date of which all the Partnership’s assets have been distributed and the Partnership’s obligations (including contingent obligations) have terminated, unless the Partnership is sooner dissolved in accordance with Article 9 of its Partnership Agreement dated July 9, 2014 and amended as of May 14, 2018.  The term may be extended for up to three additional years with the consent of the Advisory Board.

The Fund’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments.  There can be no assurance that the Fund will attain its investment objective.  The Fund will typically invest in U.S. companies in the lower middle market segment. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2 million to $15 million of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and between $10 million to $100 million of revenue.  Investments take the form of mezzanine debt as well as some “unitranche” loans with a first lien on a company’s assets, as well as second lien loans.  The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the Fund’s total investment.  The Fund also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock.

The Fund jointly co-invests in investments alongside the Partnership and Siguler Guff SBCOF Parallel Fund, LP (the “Parallel Partnership”) and may co-invest with other investment funds managed by or otherwise affiliated with the Investment Manager (collectively, the “Affiliated Funds”).  The Fund and the Affiliated Funds generally invest pro-rata and pari passu with each other in investments, except when tax, regulatory or investment restrictions prevent the Fund or the Affiliated Funds from investing.  The General Partner of the Partnership and Parallel Partnership is an Affiliate of the Investment Manager.

The Fund is subject to certain investment guidelines and restrictions as set forth in its registration statement filed with the SEC on Form 10.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Fund included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  The results of operations for interim periods are not necessarily indicative of operating results for an entire year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Fund's Annual Report on Form 10-K filed with the SEC on March 29, 2018.

Basis of Accounting
These consolidated financial statements have been prepared in accordance with U.S. GAAP.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and such differences could be material.  The most significant estimates inherent in the preparation of the Fund's consolidated financial statements are the valuation of investments and revenue recognition.

The Fund is an investment company and follows the accounting and reporting guidance as prescribed by Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

The financial statements include portfolio investments at fair value of $33,591,236 at September 30, 2018 and $41,154,948 at December 31, 2017. The portfolio investments represent approximately 179% of net assets at September 30, 2018 and approximately 140% of net assets at December 31, 2017 and their fair values have been determined in good faith by the Fund's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Consolidation
The Fund has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for U.S. federal income tax purposes, which hold certain portfolio investments of the Fund.  These subsidiaries are consolidated with the Fund for accounting purposes, and the portfolio investments held by the subsidiaries are included in the Fund’s consolidated financial statements as investments.  All significant intercompany balances and transactions have been eliminated.  The investments held through the subsidiaries are reflected in the Consolidated Schedule of Portfolio Investments in addition to any investments the Fund holds directly.  As provided under Regulation S-X and ASC 946, the Fund will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Fund.  Accordingly, the Fund consolidated the results of certain of its wholly-owned subsidiaries in its financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

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

Assets and liabilities recorded at fair value in the Fund's consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Under the market approach, the Fund estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Fund derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Fund analyzes various factors, including the portfolio company's historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income or revenues. The Fund generally requires portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

Under the income approach, the Fund generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The fair value of the Fund's portfolio investments at September 30, 2018 and December 31, 2017 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following table summarizes the level of the Fund’s assets measured at fair value as of September 30, 2018 and December 31, 2017:

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$25,253,595	$25,253,595
Term Notes	-	-	8,262,021	8,262,021
Money Market Fund	75,620	-	-	75,620
Total Portfolio Investments	$75,620	$-	$33,515,616	$33,591,236

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

At September 30, 2018 and December 31, 2017, 100% of the Fund’s Portfolio Investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s results of operations.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

The following tables summarize the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of September 30, 2018
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$21,304,080	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	5,291,572	Discounted Cash Flow	Discount Rate	9.3% - 14.3%

Total	$26,595,652

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $6,919,964 as of September 30, 2018.  These recent transactions had no observable inputs and were valued at amortized cost.

			Unobservable Input as of December 31, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$20,987,560	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,801,124	Discounted Cash Flow	Discount Rate	9.1% - 12.6%

Total	$22,788,684

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $11,595,671 as of December 31, 2017.  These recent transactions had no observable inputs and were valued at amortized cost.

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$24,867,027	$323,855	$-	$-	$-	$62,713	$-	$25,253,595
Term Notes	8,042,063	218,680	(23,917)	-	-	25,195	-	8,262,021
Total	$32,909,090	$542,535	$(23,917)	$-	$-	$87,908	$-	$33,515,616

	For the Nine Months Ended September 30, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$28,511,612	$16,170,571	$(2,105,927)	$(17,520,464)	$-	$197,803	$-	$25,253,595
Term Notes	5,872,743	5,756,144	(1,321,882)	(2,092,479)	-	47,495	-	8,262,021
Total	$34,384,355	$21,926,715	$(3,427,809)	$(19,612,943)	$-	$245,298	$-	$33,515,616

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

	For the Three Months Ended September 30, 2017
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$24,705,044	$4,883,260	$-	$-	$1,769,228	$47,000	$-	$31,404,532
Term Notes	1,678,220	-	-	-	120,710	494	-	1,799,424
Total	$26,383,264	$4,883,260	$-	$-	$1,889,938	$47,494	$-	$33,203,956

	For the Nine Months Ended September 30, 2017
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$23,149,094	$12,252,740	$(5,762,147)	$-	$1,470,640	$202,383	$91,822	$31,404,532
Term Notes	-	1,798,324	-	-	-	1,100	-	1,799,424
Total	$23,149,094	$14,051,064	$(5,762,147)	$-	$1,470,640	$203,483	$91,822	$33,203,956

Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 Portfolio Investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the periods ended September 30, 2018 and September 30, 2017, the Fund has a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Fund as of the financial statement date.

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

The Fund has investments in debt securities which contain payment-in-kind ("PIK") interest provisions.  PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as interest income.  The Fund stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.

Other income includes the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris Operating Co., Inc. (“NetFortris”) term notes as well as a commitment fee received in connection with the delayed draw term notes from Environmental Group Holdings, LLC.  The reallocation of other income as of September 30, 2018 is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership on March 28, 2018. The reduction of other income as of September 30, 2018 is due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the second quarter.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

Expenses include investment management fees, legal fees, directors' fees, audit and tax service expenses, interest expense, amortization of deferred financing costs and other general and administrative expenses.  Expenses are recognized on an accrual basis.

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

As a result, included in the Consolidated Statements of Operations for three and nine month periods ended September 30, 2017 are reallocations of amounts previously included in the Consolidated Statements of Operations for the period ended December 31, 2015 and year ended December 31, 2016.  As the Final Closing had already occurred, there were no reallocations included in the Consolidated Statements of Operations for three and nine month periods ended September 30, 2018.  Below is a summary of such adjustments:

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

Distributions
On March 28, 2018, the Fund distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a regulated investment company for federal income tax purposes.  Below is a summary of the assets and liabilities that were distributed from the Fund to the Partnership:

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

Income Taxes
As of January 1, 2018, the Fund believes that it qualifies to be treated as a Regulated Investment Company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code) and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Fund’s intention to make the election for treatment as a RIC in its tax filing for the year ended December 31, 2018. Prior to January 1, 2018, the Fund was treated as a corporation for U.S. federal income tax purposes.

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
September 30, 2018 (Unaudited)

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

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”), on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended September 30, 2018 and year ended December 31, 2017 or accrued for as of September 30, 2018 and December 31, 2017.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At September 30, 2018, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

During the period prior to January 1, 2018, the Fund did not qualify to be treated as a regulated investment company, or RIC, for federal income tax purposes.  As such, the Fund was treated as a corporation for U.S. federal income tax purposes.  As a corporation for U.S. federal income tax purposes, the Fund was taxed on its taxable income even if that income was distributed to the Partnership, and all distributions out of its earnings and profits were taxable as dividends to the investors of the Partnership; thus, such income was subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Federal income taxes:
Current	$-	$8,615
Deferred	-	-
State income taxes:
Current	-	(18,446)
Deferred	-	-
Total	$-	$(9,831)

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Federal	$-	$-	$339,875	$754,392
State	-	-	51,827	111,422
Total Current	-	-	391,702	865,814
Deferred:
Federal	-	-	1,163	83,499
State	-	-	147	11,226
Total Deferred	-	-	1,310	94,725
Total Net (Benefit)/Expense	$-	$-	$393,012	$960,539

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

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Deferred Tax Assets:
Accrued Professional Fees	$-	$42,938
Organizational Expenses	-	74,324
Debt Issuance Costs	-	52,563
Total Deferred Tax Assets	$-	$169,825
Deferred Tax Liabilities:
Interest Income	$-	$39,635
Total Deferred Tax Liabilities	$-	$39,635
Valuation Allowance	-	(130,190)
Net Deferred Income Taxes	$-	$-

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

As of December 31, 2017, the Fund concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Fund recorded a valuation allowance of $130,190 against its net deferred tax assets, for the year ending December 31, 2017 representing the portion of net deferred tax assets for which the Fund was not expected to realize a benefit after the Fund meets RIC qualification. If the Fund determined that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of September 30, 2018 and December 31, 2017, the Fund had no federal or state net operating loss carryforwards.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the state income taxes, changes in tax law and valuation allowance related to our deferred tax assets.

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Computed "Expected" Tax Rate	-%	34.00%
Permanent Differences	-%	0.05%
State Income Taxes, Net of Federal Income Tax Benefit	-%	3.27%
Effect of Changes in Tax Law, Rates	-%	2.00%
Deferred Tax Asset Valuation Allowance Impact	-%	(1.20)%
Effective Tax Rate	-%	38.12%

On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted, which significantly revised U.S. corporate income tax by, lowering corporate income tax rates. ASC 740, requires the re-measurement of U.S. deferred tax assets and liabilities that existed as of December 22, 2017, to the new federal income tax rate of 21% as well as any federal impact associated with state and local deferred income taxes. As of December 31, 2017, the Fund accounted for the effects of the Tax Act by recording a decrease to its net deferred tax assets of $67,645 and a corresponding decrease of $67,645 to the valuation allowance. As a result, there was a gross impact to the tax provision from the re-measurement of U.S. deferred tax assets at lower enacted tax rates. However, since there was a full valuation allowance being recorded by the Fund against its net deferred tax assets as of December 31, 2017, there was no impact on the Fund’s tax provision for the year ended December 31, 2017, as a result of the Tax Act.

Other Receivable
Included in other receivable is the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris term notes as well as a commitment fee received in connection with the delayed draw term notes from Environmental Group Holdings, LLC.  The exit fee rate of the NetFortris term notes is 2.75% per year of the outstanding principal balance of the term notes through the fiscal quarter ending September 30, 2018.  Thereafter, the exit fee rate of the NetFortris term notes is 2.75% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

On March 28, 2018, the Fund reallocated a portion of the other receivable and corresponding other income correlated to the asset distribution to the Partnership to be qualified as a regulated investment company for federal income tax purposes (see Note 2).  A portion of the other receivable was reduced due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the quarter.

Investor Note Credit Facility
On August 8, 2017, the Fund, Partnership and Parallel Partnership entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership and Parallel Partnership and was originally scheduled to expire on August 8, 2018, subject to extension.  On August 7, 2018, the Credit Facility was extended and is currently scheduled to expire on February 8, 2019.  The maximum commitment amount of the Credit Facility was amended and decreased to $29,209,580. In consideration for establishing the Credit Facility, the Fund, Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense. On March 28, 2018, the Fund distributed a portion of the outstanding Credit Facility balance correlated to the asset distribution to the Partnership to be qualified as a regulated investment company for federal income tax purposes (see Note 2).  From the date of the first drawdown through September 30, 2018, the Credit Facility held an outstanding balance of $17,629,580 of which the Fund’s portion was $16,429,580 at a rate between 2.78% and 3.64%. The weighted average interest rate for the period ending September 30, 2018 was 3.47%. The balance presented on the Consolidated Statement of Assets and Liabilities approximates its fair value, which would be categorized as Level 3 within the fair value hierarchy.

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of September 30, 2018, the Fund had an asset coverage ratio of 2.14.

Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of, amendment and extension to the Fund’s Credit Facility.  These costs are amortized using the straight-line method over the term of the Credit Facility.  Deferred financing costs related to the Credit Facility are presented on the Fund’s Consolidated Statement of Assets and Liabilities.  On March 28, 2018, the Fund distributed a portion of the deferred financing costs correlated to the asset distribution to the Partnership to be qualified as a regulated investment company for federal income tax purposes (see Note 2).

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Fund has adopted ASU 2014-09 and there has not been a material impact on the Consolidated Financial Statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  The new standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period.  The Fund is currently assessing the impact of adopting ASU 2016-13 on the Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted and the Fund is currently assessing the impact of adopting ASU 2018-13 on the Consolidated Financial Statements.

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  The amendments are intended to facilitate the disclosure of information to investors and simplify compliance.  This final rule is effective on November 5, 2018.  The Fund is currently assessing the impact of adopting the SEC Release on the Consolidated Financial Statements.

Due to Portfolio Investment
Included in due to Portfolio Investment are amounts received by the Fund from a Portfolio Investment erroneously and were returned to the Portfolio Investment subsequent to quarter end.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

3.	Portfolio Investments

The terms and conditions of the portfolio investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the period ended September 30, 2018 totaled $21,926,715.  Sales of investments for the period ended September 30, 2018 totaled $10,133,654.  On March 28, 2018, there was also $19,612,943 of portfolio investments distributed to the Partnership in order for the Fund to be qualified as a regulated investment company for federal income tax purposes.  Purchases of investments for the period ended September 30, 2017 totaled $20,158,321 with an additional $1,470,640 being reallocated from the Parallel Partnership due to the reallocation of Portfolio Investments (see Note 2).  Sales of investments for the period ended September 30, 2017 totaled $5,762,147.

At September 30, 2018 and December 31, 2017, the cost of portfolio investments for federal income tax purposes was $33,761,867 and $30,498,160, respectively. There was no aggregate or net unrealized appreciation/(depreciation) of portfolio investments for federal income tax purposes.

The Fund’s investment holdings are illiquid, with the exception of the Money Market Fund, and are subject to redemption/resale restrictions in accordance with their respective agreements.

The Fund’s investments are subject to general economic, political and market risk.  These factors may affect the level and volatility of prices and the liquidity of Portfolio Investments, which could adversely affect the Fund’s profitability or result in losses.

In addition, the Fund is subject to credit risk (the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument), interest rate risk (the risks associated with market changes in interest rates), illiquidity risk/risks of investing in smaller and lower middle market size companies (the risk that the value of Portfolio Investment will decline sharply after its purchase, whether because of adverse developments affecting that security or a general withdrawal of capital from the small and lower middle market) and concentration/lack of diversification risk (various factors, including prevailing market conditions, available investment opportunities, regulatory constraints, constraints imposed by certain portfolio companies, and the timing of investments, may prevent the Investment Manager from diversifying the Fund’s portfolio or may result in the Fund’s portfolio not being as diversified as the Investment Manager may otherwise prefer).

Lastly, the Fund is subject to subordination of interest risk.  Portfolio Investments may be in subordinated loans, structurally subordinated loans, mezzanine loans and other structured investments and preferred equity interests or equity interests of an issuer.  These Portfolio Investments will be subordinated to the senior obligations of the property or issuer, either contractually, structurally or inherently due to the nature of the securities.  Greater credit risks are usually attached to these subordinated investments than to investments in senior obligations.  In addition, these securities may not be protected by financial or other covenants, such as limitations upon additional indebtedness, typically protecting the senior debt, and may have limited liquidity.

The Fund’s risk of loss related to any one investment is generally limited to its aggregate investment in such Portfolio Investment.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

4.	Capital Stock

The Fund is owned entirely by the Partnership, to which the Fund sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in  Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Fund, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Fund to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $112,960,000.  Total contributed capital to the Partnership through September 30, 2018 was $79,862,720, of which $38,501,057 was contributed to the Fund.

Two Limited Partners of the Partnership have Committed Equity Capital in excess of ten percent of the total Committed Equity Capital of the Partnership, which cumulatively represent approximately 29% of the total Committed Equity Capital of the Partnership.  The concentration of these partners’ Committed Equity Capital could have a material effect on the Partnership and the Fund in the event of default or other actions by these partners.

As of September 30, 2018 and December 31, 2017, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Distributions are declared at the sole discretion of the Directors.  On February 16, 2018, July 31, 2018 and September 13, 2018, the Fund declared and paid distributions to the Partnership in the amount of $4,383,035, $3,603,591 and $445,394 or $43.83, $36.04 and $4.45 per share, respectively.  Additionally, on March 28, 2018, the Fund distributed assets totaling $19,638,083 and liabilities totaling $11,427,775 to the Partnership, which was performed to enable the Fund to be qualified as a regulated investment company for federal income tax purposes (see Note 2).  From inception through September 30, 2018, the Fund has distributed $23,953,770 or $239.54 per share to the Partnership.

6.	Related Party Transactions

The Fund has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Fund, as defined in the 1940 Act (the “Independent Directors”).  During the three and nine month periods ended September 30, 2018, the Independent Directors received compensation from the Fund aggregating to $42,250 and $128,750, respectively.  During the three and nine month periods ended September 30, 2017, the Independent Directors received compensation from the Fund aggregating to $41,250 and $126,750, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $300,000 and $12,030,000 to the Partnership and Parallel Partnership, respectively.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

Pursuant to the Partnership Agreement, the General Partner of the Partnership and Parallel Partnership shall bear all costs related to the organization, offering, distribution and placement of the partnership interests in the Partnership and Parallel Partnership that exceed $1,500,000 or 0.40% of the Aggregate Capital Commitments.  As of September 30, 2018, the General Partner incurred a total of $150,189 of expenses over this threshold related to the Partnership and Parallel Partnership.  For the period ended September 30, 2018, the Fund did not incur any expenses that were over this threshold.

Due to/from Affiliate(s) represents amounts paid by or on behalf of the Fund by the Partnership and Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Fund.

On March 28, 2018, the Fund sold $2,148,905 of senior subordinated notes in Chairman’s Foods, LLC and $1,307,355 of term notes in Environmental Group Holdings, LLC to an affiliated entity.

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Fund (the “Investment Management Fee”).  For the period from October 13, 2015 (commencement of operations) through November 8, 2016, the Investment Management Fee was paid by the Fund quarterly in arrears in an amount equal to 1.75% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

On March 29, 2016, the Investment Manager voluntarily reduced the Investment Management Fee to 1.25% per annum (effective as of the commencement of the Fund’s operations). The Investment Manager has no ability to claw back any Investment Management Fees waived. On November 9, 2016, the Independent Directors amended the Investment Management Agreement reducing the Investment Management Fee from 1.75% to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period.

For the three and nine months ended September 30, 2017, the amended Investment Management Fee rate of 1.25% was in effect and as such, the amount of Investment Management Fees waived during the periods were charged as a result of reallocations (see Note 2). Offset Fees have been applied to reduce payments of the Management Fees paid by the Fund for the period ended September 30, 2018.

The General Partner of the Partnership and Parallel Partnership also receives from the Partnership a share of any profits derived from the investments held by the Partnership and Parallel Partnership, including those of the Fund.

8.	Contingencies

In the normal course of business, the Fund enters into contracts that contain a variety of representations and warranties which provide general indemnifications.  The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.  However, based on experience, the Investment Manager expects the risk of loss to be remote.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

On August 9, 2018, the Fund committed up to an additional $303,083 in the form of a delayed draw term note (“DDTN”) to provide reserve short-term liquidity to Environmental Group Holdings, LLC (“EG”).  The DDTN was provided to EG in the absence of a suitable revolving credit facility, however since this agreement, a revolving credit facility has been set up and the DDTN will not likely be drawn by EG before maturity.

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the periods ended September 30, 2018 and September 30, 2017.

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Total Return	9.74%	6.80%

Per Share Amounts:
Net Asset Value, Beginning of Period	$293.33	$179.09
Net Investment Income/(Loss) after income tax (benefit)/expense	19.06	15.40
Net Realized Gain/(Loss) on Portfolio Investments	-	0.92
Net Increase/(Decrease) in Net Assets Resulting from Operations	19.06	16.32
Contributions from Stockholder	41.70	84.69
Paid-in capital distributed to stockholder	(150.07)	-
Distributions from net investment income/(loss)	(15.69)	-
Distributions from net realized gain/(loss)	(0.66)	-
Net Asset Value, End of Period	$187.67	$280.10

Net Assets, End of Period	$18,766,889	$28,009,641
Average Net Assets	$20,636,189	$23,957,355

Ratios / Supplemental Data:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	9.24%	6.43%
Ratio of total expenses to average net assets before Investment Management Fee Waived	6.36%	2.69%
Ratio of total expenses to average net assets after Investment Management Fee Waived	6.36%	2.66%
Common Shares Outstanding, End of Period	100,000	100,000
Portfolio Turnover Rate	10.18%	21.29%
Average Outstanding Borrowings[1]	$17,774,971	$4,600,000
Asset Coverage Ratio	2.14	7.09

1The average outstanding borrowings has been calculated for the periods ended September 30, 2018 and September 30, 2017.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

10.	Subsequent Events

On October 1, 2018, the Fund purchased an additional $107,878 of senior subordinated notes in Schlotterbeck & Foss, LLC.

On October 17, 2018, $200,903 of the Fund’s outstanding principal balance of the Trachte, LLC senior subordinated notes was prepaid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which the Investment Manager defines as privately-owned companies with between $2 million to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 million to $100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of September 30, 2018 (excluding the Money Market Fund) consisted of investments held in healthcare services, manufacturing, business equipment, business services, commercial retail, consumer and sporting goods, electronic equipment, general contracting, technical services, security and protection services, telecommunications, processed and packaged goods, and staffing and outsourcing services.

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

The fair value of the Fund’s portfolio investments at September 30, 2018 and December 31, 2017 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of September 30, 2018 and December 31, 2017.

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$25,253,595	$25,253,595
Term Notes	-	-	8,262,021	8,262,021
Money Market Fund	75,620	-	-	75,620
Total Portfolio Investments	$75,620	$-	$33,515,616	$33,591,236

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

At September 30, 2018 and December 31, 2017, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.  The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of September 30, 2018
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$21,304,080	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	5,291,572	Discounted Cash Flow	Discount Rate	9.3% - 14.3%

Total	$26,595,652

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $6,919,964 as of September 30, 2018.  These recent transactions had no observable inputs and were valued at amortized cost.

			Unobservable Input as of December 31, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$20,987,560	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,801,124	Discounted Cash Flow	Discount Rate	9.1% - 12.6%

Total	$22,788,684

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $11,595,671 as of December 31, 2017.  These recent transactions had no observable inputs and were valued at amortized cost.

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

Other income includes the estimated amount of the exit fee due in connection with the purchase of the NetFortris Operating Co., Inc. (“NetFortris”) term notes as well as a commitment fee received in connection with the delayed draw term notes from Environmental Group Holdings, LLC. The reallocation of other income for the nine months ended September 30, 2018 is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership on March 28, 2018. The reduction of other income for the three and nine months ended September 30, 2018 is due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the second quarter.

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

The Fund records uncertain tax positions in accordance with Financial Accounting Standards Board ASC 740, Income Taxes on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended September 30, 2018 or year ended December 31, 2017, or accrued for as of September 30, 2018 and December 31, 2017.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At September 30, 2018, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

Results of Operations – For the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017

Total investment income for the three months ended September 30, 2018 decreased to $1,013,157, as compared to $1,216,007 for the three months ended September 30, 2017, which primarily consisted of interest income on investments held during the reporting period.  The decrease in investment income during the quarter is due to the fact that the interest income received during the quarter was less due to the fact that on March 28, 2018, the Fund distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a RIC for federal income tax purposes.  The exit fee was reduced during the nine months ended September 30, 2018, as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the quarter. Additionally, there was a prepayment fee from the sale of Rudy's Food Products, Inc. during the three and nine months ended September 30, 2017, which caused a reduction in investment income. Total investment income for the nine months ended September 30, 2018 increased to $3,218,243, as compared to $3,137,623 for the nine months ended September 30, 2017, which primarily consisted of interest income on investments held during the reporting period. The increase in investment income was due to an increase an interest received by the Fund during the quarter from add-on investments in Environmental Group Holdings, LLC and S.R. Smith, LLC. Additionally, the Fund benefited from the receipt of a full quarters worth of interest from the Taylored Services LLC and McVeigh Global Meetings and Events, LLC investments which were purchased at the end of the second quarter. The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the three months ended September 30, 2018 increased to $34,279,983, as compared to $29,728,870 for the three months ended September 30, 2017. The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the nine months ended September 30, 2018 increased to $34,365,237, as compared to $28,298,796 for the nine months ended September 30, 2017.

During the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, all senior subordinated note investments held by the Fund had fixed interest rates.  The weighted average interest rate on the outstanding senior subordinated notes that had fixed interest rates was 12.40% for the three and nine months ended September 30, 2018, and 11.96% for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, all term note investments (other than McVeigh Global Meetings and Events, LLC, “McVeigh”) held by the Fund had floating interest rates.  The fixed interest rate for McVeigh was 12.00% for the three and nine months ended September 30, 2018. The weighted average interest rate on outstanding term notes that had floating interest rates was 12.01% as of September 30, 2018. The weighted average interest rate on outstanding term notes that had floating interest rates was 9.63% for the three and nine months ended September 30, 2017. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total fund expenses for the three months ended September 30, 2018 increased to $449,502, as compared to $261,105 for the three months ended September 30, 2017.  For the three months ended September 30, 2018, fund expenses consisted of interest expense of $147,950, professional fees of $123,991, investment management fees of $105,599, directors’ fees of $42,250, amortization of deferred financing costs of $15,738 and other general and administrative expenses of $13,974.  For the three months ended September 30, 2017, fund expenses consisted of investment management fees of $114,623 (gross fees of $123,043 less waived fees reallocated of $8,420), professional fees of $96,783, directors’ fees of $41,250, and other general and administrative expenses of $8,449.  Total fund expenses for the nine months ended September 30, 2018 increased to $1,311,530, as compared to $636,911 for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, fund expenses consisted of interest expense of $452,622, professional fees of $323,763, investment management fees of $285,437, directors’ fees of $128,750, amortization of deferred financing costs of $73,030, and other general and administrative expenses of $47,928.  For the nine months ended September 30, 2017, fund expenses consisted of investment management fees of $300,930 (gross fees of $308,857 less waived fees reallocated of $7,927), professional fees of $191,691, directors’ fees of $126,750, and other general and administrative expenses of $17,540.  There was no income tax expense for the three and nine months ended September 30, 2018 due to the Fund believing it qualifies for RIC status in 2018 as compared to the income tax expense of $393,012 and $960,539 for the three and nine months ended September 30, 2017.  The increase in fund expenses for the three and nine months ended September 30, 2018 over the three and nine months ended September 30, 2017 was due to additional expenses the Fund incurred by entering into a credit facility of short term borrowings resulting in increased bank and legal fees related to the credit facility. In consideration for establishing the credit facility, the Fund paid a facility fee in the amount of 0.25% times the maximum commitment amount.  The credit facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.

The Fund’s investment management fee for the three and nine months ended September 30, 2018 was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement, including the reduction of the management fee from 1.75% to 1.25% of Invested Capital. Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. The Fund’s investment management fee for the three months ended September 30, 2018 amounted to $105,599, and for the three months ended September 30, 2017 amounted to $114,623 (gross fees of $123,043 less waived fees reallocated of $8,420). The Fund’s investment management fee for the nine months ended September 30, 2018 amounted to $285,437, and for the nine months ended September 30, 2017 amounted to $300,930 (gross fees of $308,857 less waived fees reallocated of $7,927). “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the three and nine months ended September 30, 2018 and three and nine months ended September 30, 2017 were comprised of legal, audit, tax and other professional fees. Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the three months ended September 30, 2018 was $563,655, as compared to $561,890 for the three months ended September 30, 2017.  Net investment income for the nine months ended September 30, 2018 was $1,906,713, as compared to $1,540,173 for the nine months ended September 30, 2017. The change in investment income during the quarter is due to the fact that the Fund received an increase in interest during the quarter due to the add-on investments in Environmental Group Holdings, LLC and S.R. Smith, LLC as well as receiving the benefit of a full quarters worth of interest from the Taylored Services LLC and McVeigh Global Meetings and Events, LLC investments which were purchased at the end of the second quarter. The Fund continues to make investments in income-producing assets.

There were no net realized gain/(loss) from investments during the three and nine months ended September 30, 2018 as compared to a net realized gain/(loss) of $6,138 during the three months ended September 30, 2017 and $91,822 for the nine months ended September 30, 2017.  Net increase in net assets resulting from operations for the three months ended September 30, 2018 was $563,655, as compared to $568,028 for the three months ended September 30, 2017. Net increase in net assets resulting from operations for the nine months ended September 30, 2018 was $1,906,713, as compared to $1,631,995 for the nine months ended September 30, 2017.

Due to additional commitments received in 2017 by the Partnership and Parallel Partnership, portfolio investments and items of income and expense have been reallocated between the Fund, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the final closing, which occurred on September 29, 2017. Prior to the final closing, portfolio investments and items of income and expense were allocated according to the committed capital ownership percentages as of the latest closing. Following the final closing, reallocation of portfolio investments and items of income and expense between the Fund, the Partnership and the Parallel Partnership has occurred. As a result, included in the 2017 Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 are reallocations of $77,704 (reallocations of investment income totaling $90,815 and reallocations of expenses totaling $13,111) which equal amounts previously included in the Consolidated Statements of Operations for the period ended December 31, 2015 and the year ended December 31, 2016.

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

Financial Condition, Liquidity, and Capital Resources

During the three months ended September 30, 2018 and September 30, 2017, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  As of September 30, 2018, the Partnership (excluding the Parallel Partnership) had received commitments of capital in the amount of $112,960,000, of which $79,862,720 had been called and of which $38,501,057 was contributed to the Fund.  As of September 30, 2018, $33,097,280 of capital remained uncalled by the Partnership.

At September 30, 2018, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at September 30, 2018, expects to receive approximately $4,050,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of September 30, 2018, 3.7% of the Fund’s net assets consisted of cash, and for the year ended December 31, 2017, 14.8% of the Fund’s net assets consisted of cash. During the nine months ended September 30, 2018 the Fund invested in delayed draw term notes, senior subordinated notes, term notes and a Money Market Fund, and during the year ended December 31, 2017, the Fund invested in senior subordinated notes, term notes and a Money Market Fund. On February 16, 2018, July 31, 2018 and September 13, 2018 the Fund made cash distributions to the Partnership in the amount of $4,383,035, $3,603,591 and $445,394 or $43.83, $36.04 and $4.45 per share, respectively. Additionally, on March 28, 2018, the Fund distributed in-kind $8,210,308 or $82.10 per share of net assets ($17,520,464 of senior subordinated notes, $2,092,479 of term notes, and $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility) to the Partnership.  Since inception, the Fund has distributed $23,953,770 or $239.54 per share to the Partnership. The principal balance and fair value of loans in the Fund’s investment portfolio at September 30, 2018 and December 31, 2017 was $34,295,625 and $33,515,616, and $34,877,049 and $34,384,355, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $33,591,236 at September 30, 2018 and $41,154,948 at December 31, 2017. The portfolio investments represent approximately 179% of net assets at September 30, 2018 and approximately 140% of net assets at December 31, 2017 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

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

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 pursuant to the 1940 Act. As of September 30, 2018, the Fund had an asset coverage ratio of 2.14.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Investment Management Agreement, pursuant to which the Investment Manager has agreed to serve as the Fund’s investment adviser, are equal to a percentage of the invested capital of the Fund, including assets acquired with borrowed funds, if any.  The Investment Management Agreement will continue in effect until June 8, 2019.  Thereafter, regardless of the dissolution of the Fund, the Investment Management Agreement shall continue automatically for successive periods of a year each June, if not terminated. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party. The Fund has also entered into a Custodian Agreement, pursuant to which Citi Private Bank has agreed to serve as the Fund’s custodian (the “Custodian”). The Fund pays the Custodian such fees as have been agreed between the Fund and the Custodian, as described in the Custodian Agreement which the Fund has determined are commercially reasonable in its sole discretion.  While the Fund utilizes the Custodian, not all assets of the Fund may be custodied with the Custodian at all times.

On August 8, 2017 and amended on December 15, 2017, the Fund, Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership, and Parallel Partnership, and following an extension of the maturity date approved on August 7, 2018, is scheduled to expire on February 8, 2019.  The maximum commitment amount of the Credit Facility was amended and decreased to $29,209,580. In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a facility fee in the amount of 0.25% times the maximum commitment amount. The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  From the date of the first drawdown through September 30, 2018, the Credit Facility held an outstanding balance of $17,629,580, of which the Fund’s portion was $16,429,580  at a rate between 2.78% and 3.64%.

As mentioned in the previous paragraph, the Fund does bear interest on its outstanding principal amount and is subject to certain fees and costs that could affect its liquidity and cash flows. As of September 30, 2018, the Fund had incurred financing obligations with respect to interest on borrowings, undrawn fees or unused commitment fees that could have an impact on liquidity cash flows.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation.  The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in interest rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $1,050,000.

As previously discussed in Item 2 of this 10-Q, the Fund, the Partnership, and Parallel Partnership entered into a Credit Facility agreement on August 8, 2017 and amended on December 15, 2017, and as of September 30, 2018, held an outstanding balance of $17,629,580, of which the Fund’s portion was $16,429,580.  Because the Fund has elected to use leverage in the form of a Credit Facility, its sensitivity to changes in interest rates and other risks could be substantially greater. Assuming no changes in the Credit Facility structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $173,000.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2018, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Fund have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through September 30, 2018, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities
This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the third fiscal quarter of 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
July 1, 2018 through July 31, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
August 1, 2018 through August 31, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
September 1, 2018 through September 30, 2018	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

The Fund held its final close on September 29, 2017 (as referenced in Item 5 Other Information), and as of September 30, 2018, the Fund had cumulative distributions of $23,953,770 or $239.54 per share to the Partnership.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund’s Board of Directors.
(b)	On September 29, 2017, the Partnership held its final close and will no longer be accepting or seeking additional commitments from investors.

ITEM 6.	EXHIBITS.

Exhibit	Description
3(i)	Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on July 7, 2014, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the SEC on July 21, 2014.

31.1-31.2	Certifications pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

32.1-32.2	Certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

November 14, 2018	By:	/s/ Jun Isoda
	Name:	Jun Isoda
	Title:	Chief Financial Officer

November 14, 2018	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President