Form 10-K
period 2018-12-31
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2019-03-28
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging Growth Company☐

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 28, 2019, was 100,000.

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

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. The Partnership invests in debt investments directly and through the Fund. The Fund primarily invests in carefully selected U.S. companies in the lower middle market. The Investment Manager (as defined below) defines the “lower middle market” as privately-owned companies with between $2 million to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 million to $100 million of revenue. Investments generally take the form of mezzanine debt as well as some “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership or the Fund, depending on the form of the security, also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock.

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

Investment Program

General.

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. There can be no assurance that the Fund will attain its investment objective. The Partnership invests in debt investments directly and through the Fund. The Fund primarily invests in carefully selected companies in the lower middle market. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2 million to $15 million of EBITDA, and between $10 million to $100 million of revenue. Investments generally take the form of mezzanine debt as well as some “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the Partnership’s total investment. The Partnership or the Fund, depending on the form of the security, also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund makes available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described in this Item 1 under the caption “Regulation.”

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

Investment Policies and Restrictions

Diversification Standards.

The Fund is a non-diversified closed-end management investment company electing status as a BDC under the 1940 Act.

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

Industry Segment Concentration.

The Fund seeks to invest no more than 30% of its total assets in securities of companies in any single industry segment. The broad industry categories in which the Fund anticipates that most of the investments will fall (and within each of which there may be several “segments” for purposes of the industry diversification policy) include: industrial goods and services, consumer products, oil and gas-related products and services, health care, food and beverage, technology, and media. The industry segment concentration requirements do not require that the Fund divest securities in its portfolio because of a subsequent change in the value of securities the Fund has previously acquired.

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

In general, the Fund invests in accordance with the following investment guidelines:

•	The Fund invests in later stage, profitable companies, typically with EBITDA between $2 million and $15 million, and with revenue between $10 million and $100 million.
•	Companies may use the capital for a range of purposes, including but not limited to change of control transactions, organic growth, acquisition, debt refinancing and dividend recapitalizations.
•
The Fund invests in companies that the Investment Manager considers to have stable operating performance and a strong position in their respective markets. Underwriting criteria may include some or all of the following:

o	Historical profitability, with predictable cash flow and realistic growth prospects;
o	Strong management team, with incentives to perform;
o	Good strategic position in the market with high barriers to entry, reasonable customer concentration risk and a differentiated product or service;
o	Strong operating performance with good margins;
o	Strong balance sheet and liquidity;
o	Good reputation among customers and suppliers; and
o	Backing by a high-quality financial sponsor.
•	Transaction guidelines will include:
o	Debt investments ranging from $2 million to $30 million;
o	Equity investments (by the Partnership) totaling up to 20% of the total investment in a deal;
o	Sufficient cash flow to cover debt service expense; and
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

Leverage.

The Fund intends to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate loans, if such borrowings are available on terms that are acceptable to the Investment Manager and the Fund Board. It is possible, in the event of the tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. See the discussion at Item lA under the captions “Risk Factors – General Economic, Market and Political Conditions” and “Risk Factors – Regulatory Risks.” The use of leverage increases investment risk. See the discussion at Item lA under the caption “Risk Factors – Leverage.”

Temporary Investments.

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

Other Investment Policies.

The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments and to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent it may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of its business. The Fund may, however, use borrowed funds for its lending activities. See the discussion at Item 1A under the caption “Risk Factors – Leverage.”

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

UK Parallel Fund.

In the Fund’s Form 10-K for fiscal year 2016, a proposal for a European parallel alternative investment fund, SBCOF UK, LP (“SBCOF UK”), to be managed by Siguler Guff UK, LLP (“SG UK”) was discussed, however, at the Partnership’s final close on September 29, 2017, no investors in either the European Union or United Kingdom had closed into SBCOF UK, therefore SBCOF UK was dissolved in December 2017.

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

 Taxation of the Fund as a RIC.

As of January 1, 2018, the Fund believes that it qualifies to be treated as a RIC under subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Fund’s intention to make the election for treatment as a RIC in its tax filing for the year ended December 31, 2018. Prior to January 1, 2018, the Fund was treated as a corporation for U.S. federal income tax purposes.

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

Effect of Certain Investments and Investment Practices. The Fund’s activities generally may be unlike the typical activities engaged in by most investment companies that seek to qualify as RICs for federal income tax purposes. Certain aspects of these activities may at times make it more difficult for the Fund to satisfy the requirements for qualifying as a RIC than is the case for other investment companies. For example, because the Fund generally will receive capital contributions from the Partnership on an “as needed” basis and will have relatively few investments in its early period of operations, the Fund is not expected to hold substantial amounts of “cash and cash items” that could be counted towards the Fund’s RIC diversification requirements. As noted above, as of January 1, 2018, the Fund believes it has met the RIC requirements (and in particular the diversification requirement).

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

Although the Fund will seek to mitigate these risks through diversification and conservative deal terms (covenants, monitoring, board observation rights, etc.), it must be anticipated that (a) one or more of the Fund’s investments (collectively, “Portfolio Investments”) may be unprofitable over the Fund’s investment life and (b) the Fund will incur losses on some of the Portfolio Investments.

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

Interest Rate Risk. “Interest rate risk” refers to the risks associated with market changes in interest rates. In general, rising interest rates will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of fixed rate debt instruments. The prices of long term debt obligations generally fluctuate more than prices of short term debt obligations as interest rates change. To the extent the Fund invests primarily in longer term debt obligations, the Fund will be impacted to a greater degree by changes in market interest rates than if the Fund invested primarily in short term debt securities. Even in the case of debt investments that are guaranteed or insured in whole or in part, such guarantees and insurance do not protect the Fund from declines in market value caused by changes in interest rates. However, to the extent that the Fund holds a loan to maturity (as will generally be the case), interim changes in the value of the loan due to interest rate fluctuations are not expected to affect the Fund’s ultimate return on the investment, provided interest and principal are paid in a timely fashion.

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

Risks Regarding Dispositions of Portfolio Investments. In connection with the disposition of Portfolio Investments, the Fund may be required to make representations and warranties about the business and financial affairs of the issuer typical of those made in connection with the sale of any business. The Fund may also be required to indemnify the purchasers of such investment to the extent that such representations and warranties turn out to be inaccurate or misleading. These arrangements may result in liabilities for the Fund. Although the securities in which the Fund is expected to invest generally will not be publicly traded, the ability to successfully exit those investments may be negatively impacted by public market conditions.

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

Counterparty Risk. The Fund will be subject to credit risk with respect to the counterparties to the derivative contracts and other instruments entered into directly or indirectly by it. The Fund will also be subject to the risk that a counterparty to a trade may become unwilling or unable to meet its obligations prior to settlement. This risk may be more acute with respect to fixed income securities because the settlement periods for such securities are often longer than for equity securities. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, the Fund may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding. The Fund may obtain only a limited recovery or may obtain no recovery in such circumstances.

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

Conflicts of Interest.

Description of Small Buyout Portfolios. The Investment Manager serves as investment manager, and affiliates of the Investment Manager serve as general partner, to, inter alia, Siguler Guff Small Buyout Opportunities Fund, LP, Siguler Guff Small Buyout Opportunities Fund II, LP, Siguler Guff Small Buyout Opportunities Fund III, LP, and their parallel funds (the “SBOF Funds”). The Investment Manager and its affiliates also serve as investment manager and/or general partner to certain separate accounts with investment strategies that, in whole or in part, overlap with those of the SBOF Funds (the SBOF Funds and such separate accounts are referred to collectively as the “Small Buyout Portfolios”). The Small Buyout Portfolios invest in investment funds managed by other managers (the “Underlying Funds”) that acquire equity and equity-related investments in lower-middle market companies with characteristics similar to those of the companies to which the Fund will make loans and equity investments. The Small Buyout Portfolios also invest a specified portion of their assets directly in equity and equity-related investments in lower-middle market companies, typically as a “co-investment” made alongside an investment by an Underlying Fund, or potential Underlying Fund, into some of the same portfolio companies. Investments by the Small Buyout Portfolios into Underlying Funds are referred to as “Fund Investments” and investments by the Small Buyout Portfolios directly into lower-middle market companies are referred to as “Direct Investments.” As of December 31, 2018, the Small Buyout Portfolios had an aggregate investment capital of approximately $4.4 billion, of which approximately $1.1 billion had not yet been deployed and approximately $3.3 billion has been invested in Small Buyout Portfolios investments. The Investment Manager or its affiliates may manage additional entities in the future which would be considered Small Buyout Portfolios.

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

The Parallel Partnership. The Investment Manager has, with the approval of the Fund Board, established one parallel investment vehicle, Siguler Guff SBCOF Parallel Fund LP, a Delaware entity, (the “Parallel Partnership”) which generally invests in each Portfolio Investment, pro rata in accordance with the relative capital commitments of the Partnership and the Parallel Partnership. Employees of the Investment Manager and its affiliates, and independent directors of the Fund, are permitted to invest in the Parallel Partnership. Investors in the Parallel Partnership are not charged a management fee or carried interest on their investment in the Parallel Partnership. The Parallel Partnership will bear its pro rata share of the transaction expenses for Portfolio Investments in which it invests, as well as the Fund’s expenses in connection with investigating investment opportunities that are not consummated ( also known as “broken deal” expenses). The Parallel Partnership generally invests in Portfolio Investments on substantially identical terms and conditions, and disposes of each Portfolio Investment at the same time, and on the same terms, as the Fund. However, there may be some variation between the terms upon which the Fund invests and the terms upon which the Parallel Partnership invests, such as variations due to different sizes of investments, or rights that may be exercised by only one investor. In general, if a right can be exercised by only one investor, as between the Fund and the Parallel Partnership, the right will be exercised by the Fund. All transactions by the Parallel Partnership are subject to regular review by the Fund Board.

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

There was one holder of record of the Fund’s Shares at March 28, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

The Fund commenced investment operations on October 13, 2015.  The Consolidated Statements of Operations, Per Share and Consolidated Statements of Assets and Liabilities data for the fiscal years ended December 31, 2018, December 31, 2017, and December 31, 2016, are derived from the Fund’s consolidated financial statements which have been audited.  This selected financial data should be read in conjunction with the Fund’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended December 31, 2018[1]	For the Year Ended December 31, 2017[1]	For the Year Ended December 31, 2016[1]
Consolidated Statement of Operations Data:
Total Investment Income	$4,367,451	$4,221,130	$2,048,411
Investment Management Fee, net of waiver	390,692	408,448	218,230
All Other Expenses	1,332,914	592,956	690,033
Income Tax (Benefit)/Expense	-	1,287,700	392,221
Net Investment Income/(Loss) after income tax (benefit)/expense	2,643,845	1,932,026	747,927
Net Realized Gain/(Loss) on Portfolio Investments	-	158,125	-
Net Change in Unrealized Gain/(Loss) on Portfolio Investments	(128,763)	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	2,515,082	2,090,151	747,927
Per Share Data:
Net Asset Value Per Share	$189.09	$293.33	$179.09
Net Investment Income/(Loss) Per Share (Basic and Diluted)	26.44	19.32	7.48
Net Increase/(Decrease) in Net Assets Resulting from Operations
Per Share (Basic and Diluted)	25.15	20.90	7.48
Paid-in capital distributed to stockholder	152.08	56.70	-
Distributions from net investment income/(loss)	21.35	15.49	-
Distributions from net realized gain/(loss)	0.66	0.92	-
Consolidated Statement of Assets and Liabilities Data:
Portfolio Investments, at fair value	$33,511,336	$41,154,948	$23,211,946
Total Assets	34,372,951	46,366,664	23,538,062
Investor Note Credit Facility	15,057,356	16,800,000	-
All Other Liabilities	407,057	234,160	5,628,966
Total Net Assets	18,908,538	29,332,504	17,909,096
Other Data:
Total Return	13.30%	8.47%	5.34%
Number of Portfolio Investments at Year End[2]	18	11	7

1Selected financial data for the years December 31, 2018 and December 31, 2017 take into account the reallocations of portfolio investments and items of income and expense which occurred due to additional commitments received in 2017 by the Partnership and Parallel Partnership as well as the Fund distribution of assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a regulated investment company for federal income tax purposes.  Refer to Note 2 in the footnotes to financial statements.
2The number of Portfolio Investments at year end excludes the investment in the Money Market Fund.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market. The Fund commenced investment operations on October 13, 2015, and its portfolio as of December 31, 2018 (excluding the Money Market Fund) consisted of investments held in healthcare services, manufacturing, business equipment, business services, commercial retail, consumer and sporting goods, electronic equipment, general contracting, technical services, security and protection services, telecommunications, processed and packaged goods, and staffing and outsourcing services. The Fund is a non-diversified, closed end investment company that has elected to be treated as a BDC under the 1940 Act. On March 28, 2018, the Fund distributed $8,210,308 of net assets consisting of $17,520,464 of senior subordinated notes, $2,092,479 of term notes, $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility to the Partnership. This distribution was completed to enable the Fund to begin meeting the requirements, including diversification, gross income, and distribution requirements, to qualify for the special-pass through status available to RICs under the Code.

The Partnership’s investment objective is to achieve attractive risk-adjusted returns by generating current income from debt investments and capital appreciation from equity investments. The Partnership makes its debt investments through the Fund. The Fund primarily invests in carefully selected companies in the lower middle market. The Investment Manager defines the “lower middle market” as privately-owned companies with between $2 million to $15 million of EBITDA, and between $10 million to $100 million of revenue. Investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund makes available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described in Item 1 under the caption “Regulation.”

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

The fair value of the Fund’s portfolio investments at December 31, 2018 and December 31, 2017 was determined in good faith by the Directors. The Directors are ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following table summarizes the level of the Fund’s assets measured at fair value as of December 31, 2018 and December 31, 2017:

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$25,215,672	$25,215,672
Term Notes	-	-	8,110,923	8,110,923
Money Market Fund	184,741	-	-	184,741
Total Portfolio Investments	$184,741	$-	$33,326,595	$33,511,336

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

At December 31, 2018 and December 31, 2017, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s results of operations.

The following table summarizes the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of December 31, 2018
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$25,215,672	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	8,110,923	Discounted Cash Flow	Discount Rate	9.5% - 14.8%
		Yield Analysis	Discount Rate	11.0%

Total	$33,326,595

			Unobservable Input as of December 31, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$20,987,560	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,801,124	Discounted Cash Flow	Discount Rate	9.1% - 12.6%

Total	$22,788,684

[1]
Not reflected in the table above are Level 3 investments that have been valued based upon recent transactions totaling $11,595,671 as of December 31, 2017.  These recent transactions had no unobservable inputs and were valued at amortized cost.

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

Other income includes the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris Operating Co., Inc. (“NetFortris”) term notes, as well as a commitment fee owed in connection with the delayed draw term notes from Prism Spectrum Holdings LLC.  The reallocation of other income for the year ended December 31, 2018 is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership on March 28, 2018.  The reduction of other income as of December 31, 2018 is due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the second quarter.

Expenses include investment management fees, legal fees, directors’ fees, audit and tax service expenses, interest expense, amortization of deferred financing costs and other general and administrative expenses.  Expenses are recognized on an accrual basis.

Income Taxes

As of January 1, 2018, the Fund believes that it qualifies to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment application to RICs. It is the Fund’s intention to make the election for treatment as a RIC in its tax filing for the year ended December 31, 2018. Prior to January 1, 2018, the Fund was treated as a corporation for U.S. federal income tax purposes.

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

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, or accrued for as of December 31, 2018, December 31, 2017 and December 31, 2016.

Results of Operations – For the years ended December 31, 2018, December 31, 2017, and December 31, 2016

Total investment income for the year ended December 31, 2018 increased to $4,367,451, as compared to $4,221,130 for the year ended December 31, 2017, and $2,048,411 for the year ended December 31, 2016, which primarily consisted of interest income on investments held during the reporting period. The increase in investment income for the year ended December 31, 2018 is due to an increase in the number of investments paying interest which was partially offset due to the fact that on March 28, 2018, the Fund distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a RIC for federal income tax purposes.  Additionally, the entire portion of the exit fee in relation to the NetFortris term notes was accrued for during the year ended December 31, 2017.  The exit fee was reduced during the year ended December 31, 2018 as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the second quarter of 2018. The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the year ended December 31, 2018 increased to $34,305,024, as compared to $29,770,694 for the year ended December 31, 2017 and $11,299,188 for the year ended December 31, 2016.

As of the years ended December 31, 2018, December 31, 2017 and December 31, 2016, all senior subordinated note investments held by the Fund had fixed interest rates.  The weighted average interest rate on outstanding senior subordinated loans was 12.40% as of December 31, 2018, as compared to 12.08% as of December 31, 2017 and 12.28% as of December 31, 2016.  As of the years ended December 31, 2018 and December 31, 2017, all term note investments (other than McVeigh Global Meetings and Events, LLC, “McVeigh” which was purchased in 2018) held by the Fund had floating interest rates.  As of the year ended December 31, 2016, the Fund did not hold any term notes.  The fixed interest rate for McVeigh was 12.00% as of the year ended December 31, 2018.  The weighted average interest rate on outstanding term loans that had floating rates was 12.40% as of December 31, 2018. The weighted average interest rate on outstanding term loans was 10.33% as of December 31, 2017. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total Fund expenses for the year ended December 31, 2018 increased to $1,723,606, as compared to $1,001,404 for the year ended December 31, 2017 and $908,263 for the year ended December 31, 2016. The expense amount for the year ended December 31, 2018 consisted of interest expense of $622,333, professional fees of $410,419, investment management fees of $390,692, directors’ fees of $175,000, amortization of deferred financing costs of $84,981 and other general and administrative expenses of $40,181. The expense amount for the year ended December 31, 2017 consisted of investment management fees of $408,448 (gross fees of $416,375 less waived fees of $7,927), professional fees of $296,835, directors’ fees of $171,000, interest expense of $64,220, amortization of deferred financing costs of $38,972 and other general and administrative expenses of $21,929.  The expense amount for the year ended December 31, 2016 consisted of professional fees of $508,701, investment management fees of $218,230 (gross fees of $295,764 less waived fees of $77,534), directors’ fees of $172,500, and other general and administrative expenses of $8,832.  The increase in fund expenses for the year ended December 31, 2018 was due to additional expenses the Fund incurred by entering into a credit facility of short term borrowings resulting in increased bank and legal fees related to the credit facility. In consideration for establishing the credit facility, the Fund paid a facility fee in the amount of 0.25% times the maximum commitment amount. The credit facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%. In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.

The Fund’s investment management fee for the year ended December 31, 2018, was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement which included the reduction of the management fee from 1.75% to 1.25% of Invested Capital.  Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. The investment management fee amounted to $390,692 for the year ended December 31, 2018, as compared to an investment management fee of $408,448 (gross fees of $416,375 less waived fees of $7,927) for the year ended December 31, 2017, and an investment management fee of $218,230 (gross fees of $295,764 less waived fees of $77,534) for the year ended December 31, 2016. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.  Offset Fees have been applied to reduce payments of the management fees paid by the Fund for the year ended December 31, 2018.  As of December 31, 2018 there were $105,255 of management fees that were owed to the Investment Manager which was paid after year end.

The Fund’s professional fees for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, were comprised of legal, audit, tax and other professional fees.  Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the year ended December 31, 2018 was $2,643,845, as compared to $1,932,026 for the year ended December 31, 2017, and $747,927 for the year ended December 31, 2016.  The Fund continues to make investments in income-producing assets.

There were no net realized gain/(loss) during the years ended December 31, 2018 and December 31, 2016, as compared to $158,125 for the year ended December 31, 2017.  Net change in unrealized gain/(loss) during the year ended December 31, 2018 amounted to $(128,763).  There were no net changes in unrealized gain/(loss) during the years ended December 31, 2017 and December 31, 2016.  Net increase/(decrease) in net assets resulting from operations for the year ended December 31, 2018 was $2,515,082, as compared to $2,090,151 for the year ended December 31, 2017, and $747,927 for the year ended December 31, 2016.

Due to additional commitments received in 2017 by the Partnership and Parallel Partnership, portfolio investments and items of income and expense were reallocated between the Fund, the Partnership and the Parallel Partnership to reflect committed capital ownership percentages as of the final closing, which occurred on September 29, 2017.  Prior to the final closing, portfolio investments and items of income and expense were allocated according to the committed capital ownership percentages as of the final closing. Following the final closing, reallocation of portfolio investments and items of income and expense between the Fund, the Partnership and the Parallel Partnership has occurred.  As a result, included in the 2017 Consolidated Statements of Operations for the year ended December 31, 2017 are reallocations of $77,704 (reallocations of investment income totaling $90,815 and reallocations of expenses totaling $13,111).

Financial Condition, Liquidity, and Capital Resources

During the year ended December 31, 2018, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s partners’ capital commitments to the Partnership. As of December 31, 2018 the Partnership (excluding the Parallel Partnership) had received subscriptions for capital in the amount of $112,960,000, of which $81,105,280 had been called and received and of which $38,801,057 was contributed to the Fund.  As of December 31, 2018, $31,854,720 of capital remains uncalled by the Partnership.  From inception through December 31, 2018, the Partnership has distributed $17,806,088 to its Partners, of this amount $9,626,592 is subject to recall.

At December 31, 2018, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at December 31, 2018, expects to receive approximately $4,060,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of December 31, 2018, 2.8% of the Fund’s net assets consisted of cash, as compared to December 31, 2017 in which 14.8% of the Fund’s net assets consisted of cash and December 31, 2016 in which 0.7% of the Fund’s net assets consisted of cash. During the years ended December 31, 2018 and December 31, 2017, the Fund invested its assets in senior subordinated notes, term notes and a Money Market Fund. On February 16, 2018, July 31, 2018, September 13, 2018 and December 19, 2018, the Fund declared and paid distributions to the Partnership in the amount of $4,383,035, $3,603,591, $445,394 and $766,720 or $43.83, $36.04, $4.45 and $7.67 per share, respectively. Additionally, on March 28, 2018, the Fund distributed in-kind $8,210,308 or $82.10 per share of net assets ($17,520,464 of senior subordinated notes, $2,092,479 of term notes, and $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility) to the Partnership. Since inception, the Fund has distributed $24,720,490 or $247.20 per share to the Partnership. During the year ended December 31, 2017, the Fund made its first distribution to the Partnership in the amount of $7,311,442 or $73.11 per share. The principal balance and fair value of loans in the Fund’s investment portfolio at December 31, 2018 and December 31, 2017 was $33,906,959 and $34,877,049, and $33,326,595 and $34,384,355, respectively.

The Fund’s consolidated financial statements include portfolio investments at fair value of $33,511,336 at December 31, 2018, and $41,154,948 at December 31, 2017. The portfolio investments represent 177% of net assets at December 31, 2018, and 140% of net assets at December 31, 2017, and their fair values have been determined in good faith by the Fund Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

With respect to leverage, on August 8, 2017, the Fund, the Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) to fund the operations of the Fund, Partnership, and Parallel Partnership. Please see Contractual Obligations below for additional information about the Credit Facility.

On March 28, 2018, the Fund distributed $8,210,308 of net assets ($17,520,464 of senior subordinated notes, $2,092,479 of term notes, $25,140 of deferred financing costs and $11,427,775 of the Credit Facility) to the Partnership. This distribution was completed to allow the Fund to being meeting the requirements, including diversification, gross income, and distribution requirements, to qualify for the special-pass through status available to RICs under the Internal Revenue Code.

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of December 31, 2018, the Fund had an asset coverage ratio of 2.26.

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

On August 8, 2017 and amended on August 8, 2018, the Fund, the Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000, collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership.  On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership, and Parallel Partnership, and is scheduled to expire on August 8, 2019, subject to extension.  On August 7, 2018, the maximum commitment amount of the Credit Facility was amended and decreased to $29,209,580, through February 8, 2019.  On February 8, 2019, the Credit Facility was extended through August 8, 2019, and the maximum commitment amount of the Credit Facility was amended and decreased to $20,000,000. In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  From the date of the first drawdown through December 31, 2018, the Credit Facility held an outstanding balance of $15,057,356, of which the Fund’s portion was $15,057,356 at a rate between 2.78% and 3.64%.

As mentioned in the above paragraph, the Fund does bear interest on its outstanding principal amount and is subject to certain fees and costs that could affect its liquidity and cash flows. As of December 31, 2018, the Fund had incurred financing obligations with respect to interest on borrowings, undrawn fees or unused commitment fees that could have an impact on liquidity cash flows.

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

The Fund is subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both the cost of funding and our interest income from portfolio investments. The Fund’s risk management processes and procedures are designed to identify and analyze risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, the investments are carried at fair value as determined in good faith by the Fund Board. Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation. The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $1,000,000.

As previously discussed in Item 7 Contractual Obligations in this Form 10-K, the Fund, the Partnership, and Parallel Partnership entered into a Credit Facility agreement on August 8, 2017 and amended on August 7, 2018 and February 8, 2019.  As of December 31, 2018, the Credit Facility held an outstanding balance of $15,057,356.  Because the Fund has elected to use leverage in the form of a Credit Facility, its sensitivity to changes in interest rates and other risks could be substantially greater.  Assuming no changes in the Credit Facility structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $247,000.

The Fund intends to manage credit risk through diversification, and continually monitors the financial condition of its borrowers and reports thereon to the Fund Board.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Siguler Guff Small Business Credit Opportunities Fund, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of portfolio investments, of Siguler Guff Small Business Credit Opportunities Fund, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017 by correspondence with the issuers. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York
March 28, 2019

We have served as the Company’s auditor since 2015.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2018	December 31, 2017
Assets
Portfolio Investments at Fair Value:
Non-controlled, non-affiliated portfolio investments (cost, December 31, 2018: $33,640,099; December 31, 2017: $41,154,948)	$33,511,336	$41,154,948
Cash	526,039	4,346,368
Due from Affiliates	156,888	467,896
Other receivable	128,201	189,673
Interest receivable	40,818	106,922
Deferred financing costs (net of accumulated amortization, December 31, 2018: $123,953; December 31, 2017: $38,972)	5,066	91,026
Prepaid taxes	4,603	9,831
Total Assets	$34,372,951	$46,366,664

Liabilities
Investor note credit facility	$15,057,356	$16,800,000
Accrued expenses and other liabilities	258,859	231,310
Investment Management Fee payable	105,255	-
Due to Affiliate	42,435	2,850
Due to Portfolio Investment	508	-
Total Liabilities	15,464,413	17,034,160
Net Assets	$18,908,538	$29,332,504

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at December 31, 2018 and December 31, 2017	100	100
Paid-in capital in excess of par	17,923,750	28,660,632
Distributable earnings [1]	984,688	671,772
Total Net Assets	$18,908,538	$29,332,504

Net Asset Value Per Share	$189.09	$293.33

1 In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  For comparative purposes, the December 31, 2017 financial data has been aggregated to comply with the SEC Release.  As of December 31, 2017, there was $605,469 of accumulated undistributed net investment income/(loss) and $66,303 of accumulated undistributed net realized gain/(loss).  Refer to Footnote 2 for information surrounding the SEC Release.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments
December 31, 2018

Portfolio Investment	Industry	Interest Rate / Payment-in-Kind Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (133%) (1), (2)
United States
Audax AAMP Holdings, Inc.	Electronic Equipment	12.91% / 0.00%	02/15/2023	$5,388,730	$5,295,005
Chairman’s Foods, LLC	Processed & Packaged Goods	11.00% / 2.00%	01/16/2024	$1,285,116	1,263,299
Drew Foam Companies Inc.	Manufacturing	11.00% / 1.00%	11/30/2023	$1,296,909	1,273,013
Earthlite, LLC	Business Equipment	11.00% / 1.50%	07/11/2022	$1,279,809	1,262,730
Gatekeeper Systems, Inc.	Security & Protection Services	11.00% / 1.00%	03/02/2022	$1,287,147	1,272,279
La Tavola, LLC	Commercial Retail	8.00% / 4.75%	06/01/2021	$1,320,600	1,308,807
Medsurant Holdings, LLC	Healthcare Services	12.25% / 0.75%	06/30/2020	$1,286,362	1,267,923
Northeastern Bus Rebuilders Inc.	Business Services	10.00% / 2.00%	06/05/2022	$5,602,816	5,543,981
Resource Employment Solutions, LLC	Staffing & Outsourcing Services	11.00% / 2.00%	11/10/2023	$1,305,467	1,281,628
S.R. Smith, LLC	Consumer / Sporting Goods	11.00% / 0.00%	03/27/2022	$1,597,219	1,585,136
Schlotterbeck & Foss, LLC	Processed & Packaged Goods	11.00% / 1.00%	03/01/2023	$1,398,415	1,378,317
Taylored Services LLC	Business Services	11.00% / 2.00%	12/21/2023	$1,441,099	1,414,327
Trachte, LLC	Manufacturing	11.00% / 1.00%	04/13/2021	$1,082,637	1,069,227
Total Senior Subordinated Notes (Cost: $25,215,672)					$25,215,672

Term Notes (43%) (1), (2)
United States
Arc Drilling, LLC	Manufacturing	LIBOR + 9.50% (1.25% floor) / 1.00%	11/17/2022	$1,300,064	$1,161,837
McVeigh Global Meetings and Events, LLC	Business Services	10.00% / 2.00%	06/29/2023	$3,021,250	2,965,339
NetFortris Operating Co., Inc. (3)	Telecommunications	LIBOR + 9.00% (0.50% floor) / 0.00%	02/21/2021	$1,227,892	1,234,053
Prism Spectrum Holdings LLC	General Contracting	LIBOR + 9.50% (2.25% floor) / 0.00%	02/06/2023	$1,529,979	1,500,990
Whitney, Bradley & Brown, Inc.	Technical Services	LIBOR + 9.00% (1.00% floor) / 0.00%	10/18/2022	$1,255,448	1,248,704
Total Term Notes (Cost: $8,239,686)					$8,110,923

Total Senior Subordinated and Term Notes (Cost: $33,455,358)					$33,326,595

Money Market Fund (1%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $184,741)	U.S. Treasury Bills and Notes			184,741	$184,741

Total United States (Cost: $33,640,099)					$33,511,336

Total Portfolio Investments (Cost: $33,640,099)					$33,511,336

Notes:
(1)
The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Fund owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; “Affiliate Investments” are defined as investments in companies in which the Fund owns between 5% and 25% of the voting securities; and “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.  The Portfolio Investments are classified as Non-Control/Non-Affiliate Investments.

(2)	The Portfolio Investments are valued using unobservable inputs (Level 3). Refer to Note 2 in the accompanying notes to the consolidated financial statements for more information.
(3)
The interest rate of this investment is equal to the greater of LIBOR plus 9.00% or 9.50% through the current fiscal quarter.  Thereafter, the interest rate is equal to the greater of LIBOR plus 9.00% or 9.50 if the senior leverage ratio is greater than or equal to 3.50x, the greater of LIBOR plus 9.00% or 9.50% if the senior leverage ratio is less than 3.50x and greater than or equal to 3.00x or the greater of LIBOR plus 9.50% or 10.00% if the senior leverage ratio is less than 3.00x.  The senior leverage ratio is equal to total obligations minus total cash divided by EBITDA of the portfolio investment.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments
December 31, 2017

Portfolio Investment	Industry	Interest Rate / Payment-in-Kind Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (97%) (1), (2)
United States
Earthlite, LLC	Business Equipment	11.00% / 1.50%	07/11/2022	$1,425,350	$1,402,339
Gatekeeper Systems, Inc.	Security & Protection Services	11.00% / 1.00%	03/02/2022	$2,773,873	2,733,904
La Tavola, LLC	Commercial Retail	8.00% / 4.75%	06/01/2021	$3,690,785	3,646,065
Medsurant Holdings, LLC	Healthcare Services	12.25% / 0.75%	06/30/2020	$4,113,937	4,021,901
Northeastern Bus Rebuilders Inc.	Business Services	10.00% / 2.00%	06/05/2022	$5,602,816	5,531,014
S.R. Smith, LLC	Consumer & Sporting Goods	11.00% / 0.00%	03/27/2022	$2,649,963	2,620,770
Schlotterbeck & Foss, LLC	Processed & Packaged Goods	11.00% / 1.00%	03/01/2023	$4,986,679	4,903,282
Trachte, LLC	Manufacturing	11.00% / 1.00%	04/13/2021	$3,695,640	3,652,337
Total Senior Subordinated Notes (Cost: $28,511,612)					$28,511,612

Term Notes (20%) (1), (2)
United States
Arc Drilling, LLC	Manufacturing	LIBOR + 9.50% (1.25% floor) / 1.00%	11/17/2022	$1,770,860	$1,735,470
NetFortris Operating Co., Inc. (3)	Telecommunications	LIBOR + 8.40% (0.50% floor) / 0.00%	02/21/2021	$1,807,360	1,801,124
Whitney, Bradley & Brown, Inc.	Technical Services	LIBOR + 9.00% (1.00% floor) / 0.00%	10/18/2022	$2,359,786	2,336,149
Total Term Notes (Cost: $5,872,743)					$5,872,743

Total Senior Subordinated and Term Notes (Cost: $34,384,355)					$34,384,355

Money Market Fund (23%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $6,770,593)	U.S. Treasury Bills and Notes			6,770,593	$6,770,593

Total United States (Cost: $41,154,948)					$41,154,948

Total Portfolio Investments (Cost: $41,154,948)					$41,154,948

Notes:
(1)
The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Fund owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; “Affiliate Investments” are defined as investments in companies in which the Fund owns between 5% and 25% of the voting securities; and “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.  The Portfolio Investments are classified as Non-Control/Non-Affiliate Investments.

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

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$4,222,246	$3,748,300	$1,890,751
Payment-in-kind interest income	206,676	183,967	157,660
Other income	(4,520)	288,863	-
Reallocation of other income	(56,951)	-	-
Total Investment Income	4,367,451	4,221,130	2,048,411

Expenses
Interest	622,333	64,220	-
Professional fees	410,419	296,835	508,701
Investment Management Fee	390,692	416,375	295,764
Directors fees	175,000	171,000	172,500
Amortization of deferred financing costs	84,981	38,972	-
Other general and administrative	40,181	21,929	8,832
Total Expenses	1,723,606	1,009,331	985,797
Investment Management Fee Waived (Note 7)	-	(7,927)	(77,534)
Total Net Expenses	1,723,606	1,001,404	908,263
Net Investment Income/(Loss) before income tax (benefit)/expense	2,643,845	3,219,726	1,140,148
Income tax (benefit)/expense (Note 2)	-	1,287,700	392,221
Net Investment Income/(Loss) after income tax (benefit)/expense	2,643,845	1,932,026	747,927

Net Realized and Unrealized Gain/(Loss) on Portfolio Investments
Non-Controlled, Non-Affiliated Investments:
Net Realized Gain/(Loss) on Portfolio Investments	-	158,125	-
Net Change in Unrealized Gain/(Loss) on Portfolio Investments	(128,763)	-	-
Net Realized and Unrealized Gain/(Loss) on Portfolio Investments	(128,763)	158,125	-

Net Increase/(Decrease) in Net Assets Resulting from Operations	$2,515,082	$2,090,151	$747,927

Net Investment Income/(Loss) after income tax (benefit)/expense Per Share (Basic and Diluted)	$26.44	$19.32	$7.48

Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$25.15	$20.90	$7.48

Distributions Declared Per Share	$174.09	$73.11	$-

Weighted Average Shares Outstanding	100,000	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss) after income tax (benefit)/expense	$2,643,845	$1,932,026	$747,927
Net realized gain/(loss) on Portfolio Investments	-	158,125	-
Net change in unrealized gain/(loss) on Portfolio Investments	(128,763)	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	2,515,082	2,090,151	747,927

Capital Stock Transactions
Contributions from stockholder	4,470,000	16,644,699	10,693,267
Distributions from distributable earnings [1]	(5,709,279)	(2,838,678)	-
Distributions from tax basis return of capital	(11,699,769)	(4,472,764)	-
Net Increase/(Decrease) in Net Assets From Capital Stock Transactions	(12,939,048)	9,333,257	10,693,267

Total Increase in Net Assets
Net assets at beginning of year	29,332,504	17,909,096	6,467,902
Net assets at end of year	$18,908,538	$29,332,504	$17,909,096

Capital Share Activity
Shares issued	-	-	-
Shares redeemed	-	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-	-

1 In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  For comparative purposes, the December 31, 2017 financial data has been aggregated to comply with the SEC Release.  As of December 31, 2017, there was $5,670,325 of paid-in capital distributed to stockholder, $1,549,295 of distributions from net investment income/(loss) and $91,822 of distributions from net realized gain/(loss).  Refer to Footnote 2 for more information surrounding the SEC Release.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$2,515,082	$2,090,151	$747,927
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Provided By/Used in Operating Activities:
Net Realized and Unrealized Gain/(Loss) on Portfolio Investments	128,763	(158,125)	-
Purchases of Portfolio Investments	(22,033,476)	(27,481,326)	(16,183,748)
Sales of Portfolio Investments	10,269,843	9,961,129	-
Payment-in-kind interest income	(206,676)	(183,967)	(157,660)
Accretion of discount on notes	(127,277)	(80,713)	(37,027)
Amortization of deferred financing costs	84,981	38,972	-
Decrease/(Increase) in due from Affiliates	311,008	(467,896)	-
Decrease/(Increase) in other receivable	61,472	(189,673)	-
Decrease/(Increase) in interest receivable	66,104	1,780	(74,698)
Decrease/(Increase) in prepaid taxes	5,228	(9,831)	-
Decrease/(Increase) in net deferred tax asset	-	94,837	(94,837)
(Decrease)/Increase in accrued expenses and other liabilities	27,549	22,901	63,409
(Decrease)/Increase in Investment Management Fee payable	105,255	-	-
(Decrease)/Increase in due to Affiliate	39,585	(5,320,949)	4,966,571
(Decrease)/Increase in taxes payable	-	(96,758)	96,758
Net Cash Provided By/(Used in) Operating Activities	(8,752,559)	(21,779,468)	(10,673,305)

Cash Flows From Financing Activities
Payment of receivable from stockholder	-	-	25,000
Contributions from stockholder	4,170,000	16,644,699	10,668,267
Distributions paid to stockholder	(8,898,740)	(7,311,442)	-
Proceeds from investor note credit facility	15,057,356	16,800,000	-
Payment of investor note credit facility	(5,372,225)	-	-
Deferred financing costs paid	(24,161)	(129,998)	-
Net Cash Provided by/(Used in) Financing Activities	4,932,230	26,003,259	10,693,267
Net Increase/(Decrease) in Cash	(3,820,329)	4,223,791	19,962

Cash
Beginning of year	4,346,368	122,577	102,615
End of year	$526,039	$4,346,368	$122,577

Supplemental cash flow information
Income Taxes Paid/(Received)	$(5,228)	$1,304,056	$390,300
Interest Paid	$584,472	$50,781	$-
Deemed Contributions from Stockholder	$300,000	$-	$-
Deemed Distributions Paid to Stockholder	$(300,000)	$-	$-
In-Kind Distribution of Portfolio Investments to Stockholder	$19,612,943	$-	$-
In-Kind Distribution of Deferred Financing Costs to Stockholder	$25,140	$-	$-
In-Kind Distribution of Investor Note Credit Facility to Stockholder	$(11,427,775)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

1.	Business and Organization

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

2.	Summary of Significant Accounting Policies

Basis of Accounting
These consolidated financial statements have been prepared in accordance with U.S. GAAP.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and such differences could be material.  The most significant estimates inherent in the preparation of the Fund’s consolidated financial statements are the valuation of investments and revenue recognition.

The Fund is an investment company and follows the accounting and reporting guidance as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

The financial statements include portfolio investments at fair value of $33,511,336 at December 31, 2018 and $41,154,948 at December 31, 2017. The portfolio investments represent approximately 177% of net assets at December 31, 2018 and approximately 140% of net assets at December 31, 2017 and their fair values have been determined in good faith by the Fund’s Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

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

The fair value of the Fund’s portfolio investments at December 31, 2018 and December 31, 2017 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

The following table summarizes the level of the Fund’s assets measured at fair value as of December 31, 2018 and December 31, 2017:

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$25,215,672	$25,215,672
Term Notes	-	-	8,110,923	8,110,923
Money Market Fund	184,741	-	-	184,741
Total Portfolio Investments	$184,741	$-	$33,326,595	$33,511,336

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$28,511,612	$28,511,612
Term Notes	-	-	5,872,743	5,872,743
Money Market Fund	6,770,593	-	-	6,770,593
Total Portfolio Investments	$6,770,593	$-	$34,384,355	$41,154,948

At December 31, 2018 and December 31, 2017, 100% of the Fund’s Portfolio Investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s results of operations.

The following tables summarize the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of December 31, 2018
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$25,215,672	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	8,110,923	Discounted Cash Flow	Discount Rate	9.5% - 14.8%
		Yield Analysis	Discount Rate	11.0%

Total	$33,326,595

			Unobservable Input as of December 31, 2017
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$20,987,560	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	1,801,124	Discounted Cash Flow	Discount Rate	9.1% - 12.6%

Total	$22,788,684

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $11,595,671 as of December 31, 2017.  These recent transactions had no unobservable inputs and were valued at amortized cost.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Net Change in Unrealized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$28,511,612	$16,277,332	$(2,308,993)	$(17,520,464)	$-	$256,185	$-	$-	$25,215,672
Term Notes	5,872,743	5,756,144	(1,374,490)	(2,092,479)	-	77,768	-	(128,763)	8,110,923
Total	$34,384,355	$22,033,476	$(3,683,483)	$(19,612,943)	$-	$333,953	$-	$(128,763)	$33,326,595

	For the Year Ended December 31, 2017
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Reallocations	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Net Change in Unrealized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$23,149,094	$13,401,063	$(9,919,075)	$-	$1,461,296	$261,109	$158,125	$-	$28,511,612
Term Notes	-	5,911,226	(42,054)	-	-	3,571	-	-	5,872,743
Total	$23,149,094	$19,312,289	$(9,961,129)	$-	$1,461,296	$264,680	$158,125	$-	$34,384,355

Transfers in and out of level 3 are recognized at the beginning of the year in which they occur. No transfers occurred during the year. Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 Portfolio Investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the year ended December 31, 2018 the Fund had a net change in unrealized gain/(loss) of $(128,763) on Level 3 portfolio investments still held by the Fund as of the financial statement date.  For the year ended December 31, 2017, the Fund had a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Fund as of the financial statement date.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

Other income includes the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris Operating Co., Inc. (“NetFortris”) term notes as well as a commitment fee owed in connection with the delayed draw term notes from Prism Spectrum Holdings LLC.  The reallocation of other income as of December 31, 2018 is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership on March 28, 2018. The reduction of other income as of December 31, 2018 is due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the second quarter.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

As a result, included in the Consolidated Statements of Operations for the year ended December 31, 2017 are reallocations of amounts previously included in the Consolidated Statements of Operations for the year ended December 31, 2015 and year ended December 31, 2016.  As the Final Closing had already occurred, there were no reallocations included in the Consolidated Statements of Operations for year ended December 31, 2018.  Below is a summary of such adjustments:

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

Distributions
On March 28, 2018, the Fund distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a regulated investment company for federal income tax purposes.  Below is a summary of the assets and liabilities that were distributed from the Fund to the Partnership:

Investment Name	Investment Type	Asset / Liabilities Classification	Balance Prior to Distribution	Distribution to Partnership	Balance Post Distribution
Audax AAMP Holdings, Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$5,282,779	$-	$5,282,779
Chairman’s Foods, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,539,347	$(3,279,079)	$1,260,268
Earthlite, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$1,403,288	$(143,288)	$1,260,000
Gatekeeper Systems, Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$2,742,648	$(1,482,648)	$1,260,000
La Tavola, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$3,680,885	$(2,420,885)	$1,260,000
Medsurant Holdings, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,029,624	$(2,769,625)	$1,259,999
Northeastern Bus Rebuilders Inc.	Senior Subordinated Note	Portfolio Investments at Fair Value	$5,534,107	$-	$5,534,107
S.R. Smith, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$2,622,136	$(1,362,136)	$1,260,000
Schlotterbeck & Foss, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$4,918,564	$(3,658,566)	$1,259,998
Trachte, LLC	Senior Subordinated Note	Portfolio Investments at Fair Value	$3,664,236	$(2,404,237)	$1,259,999
Arc Drilling, LLC	Term Note	Portfolio Investments at Fair Value	$1,739,315	$(476,901)	$1,262,414
NetFortris Operating Co., Inc.	Term Note	Portfolio Investments at Fair Value	$1,804,499	$(541,813)	$1,262,686
Prism Spectrum Holdings LLC	Term Note	Portfolio Investments at Fair Value	$1,282,314	$-	$1,282,314
Whitney, Bradley & Brown, Inc.	Term Note	Portfolio Investments at Fair Value	$2,331,505	$(1,073,765)	$1,257,740
N/A	N/A	Investor note credit facility	$(24,450,000)	$11,427,775	$(13,022,225)
N/A	N/A	Deferred financing costs	$53,788	$(25,140)	$28,648
			$21,179,035	$(8,210,308)	$12,968,727

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

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

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the Partnership (its sole shareholder). The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on a tax basis) and the appreciation and depreciation of the investments.

As of December 31, 2018
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Senior Subordinated Notes	$25,377,503	$-	$(161,831)	$(161,831)	$25,215,672
Term Notes	8,309,969	-	(199,046)	(199,046)	8,110,923
Money Market Fund	184,741	-	-	-	184,741
Total	$33,872,213	$-	$(360,877)	$(360,877)	$33,511,336

As of December 31, 2017
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Senior Subordinated Notes	$28,697,094	$-	$(185,482)	$(185,482)	$28,511,612
Term Notes	5,937,633	-	(64,890)	(64,890)	5,872,743
Money Market Fund	6,770,593	-	-	-	6,770,593
Total	$41,405,320	$-	$(250,372)	$(250,372)	$41,154,948

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP.

Through December 2018, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2018, distributions were made in excess of distributable earnings by $11.7 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. Distributions in excess of net investment income were $16.2 million and $4.5 million as of December 31, 2018 and December 21, 2017, respectively.

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”), on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the year ended December 31, 2018 and year ended December 31, 2017 or accrued for as of December 31, 2018 and December 31, 2017.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At December 31, 2018, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2015 remain subject to examination by the various tax jurisdictions.

During the period prior to January 1, 2018, the Fund did not qualify to be treated as a RIC for federal income tax purposes.  As such, the Fund was treated as a corporation for U.S. federal income tax purposes.  As a corporation for U.S. federal income tax purposes, the Fund was taxed on its taxable income even if that income was distributed to the Partnership, and all distributions out of its earnings and profits were taxable as dividends to the investors of the Partnership; thus, such income was subject to two layers of tax (although corporate Limited Partners may be entitled to a dividends-received deduction).

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

Income taxes payable/(receivable) and prepaid taxes, including deferred benefits, consists of the following:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Federal income taxes:
Current	$-	$8,615
Deferred	-	-
State income taxes:
Current	-	(18,446)
Deferred	-	-
Total	$-	$(9,831)

The provision for income taxes is composed of the following charges/(benefits):

Current:	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Federal (1)	$-	$1,037,011	$425,211
State (2)	-	155,852	61,847
Total Current	-	1,192,863	487,058
Deferred:
Federal	-	83,598	(83,598)
State	-	11,239	(11,239)
Total Deferred	-	94,837	(94,837)
Total Net (Benefit)/Expense	$-	$1,287,700	$392,221

(1)	The current federal income tax (benefit)/expense, for the year ended December 31, 2016, is net of the use of federal net operating losses totaling $45,939.
(2)	The current state income tax (benefit)/expense, for the year ended December 31, 2016, is net of the use of state net operating losses totaling $41,822.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

The deferred tax assets and liabilities have been recognized in the Consolidated Statement of Assets and Liabilities as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Deferred Tax Assets:
Accrued Professional Fees	$-	$42,938
Organizational Expenses	-	74,324
Debt Issuance Costs	-	52,563
Total Deferred Tax Assets	$-	$169,825
Deferred Tax Liabilities:
Interest Income	$-	$39,635
Total Deferred Tax Liabilities	$-	$39,635
Valuation Allowance	-	(130,190)
Net Deferred Income Taxes	$-	$-

The Fund recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized.  In making such a determination, the Fund considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

As of December 31, 2017, the Fund concluded that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. Therefore, the Fund recorded a valuation allowance of $130,190 against its net deferred tax assets, for the year ending December 31, 2017 representing the portion of net deferred tax assets for which the Fund was not expected to realize a benefit after the Fund meets RIC qualification. As of December 31, 2018, it is the Fund’s intention to make the election for treatment as a RIC in its tax filing and that it was more likely than not that an amount of the deferred tax assets, relating to the period after RIC qualification, would not be utilized. If the Fund determined that it would be able to realize net deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2018 and December 31, 2017, the Fund had no federal or state net operating loss carryforwards.

The effective tax rate varied from the statutory federal income tax rates. The effective tax rate is affected by a number of factors, the most significant of which has been the state income taxes, changes in tax law and valuation allowance related to our deferred tax assets.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Computed “Expected” Tax Rate	-%	34.00%
Permanent Differences	-%	0.05%
State Income Taxes, Net of Federal Income Tax Benefit	-%	3.27%
Effect of Changes in Tax Law, Rates	-%	2.00%
Deferred Tax Asset Valuation Allowance Impact	-%	(1.20)%
Effective Tax Rate	-%	38.12%

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

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

Other Receivable
Included in other receivable is the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris term notes as well as a commitment fee owed in connection with the delayed draw term notes from Prism Spectrum Holdings LLC.  The exit fee rate of the NetFortris term notes is 2.75% per year of the outstanding principal balance of the term notes through the fiscal quarter ending December 31, 2018.  Thereafter, the exit fee rate of the NetFortris term notes is 2.75% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.

On March 28, 2018, the Fund reallocated a portion of the other receivable and corresponding other income correlated to the asset distribution to the Partnership to be qualified as a RIC for federal income tax purposes (see Note 2).  A portion of the other receivable was reduced due to a portion of the exit fee being reduced as NetFortris repaid a portion of the outstanding principal balance as well as a reduction of the exit fee rate during the second quarter.

Investor Note Credit Facility
On August 8, 2017, the Fund, Partnership and Parallel Partnership entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership and Parallel Partnership and was originally scheduled to expire on August 8, 2018, subject to extension.  On August 7, 2018, the Credit Facility was extended and is currently scheduled to expire on February 8, 2019.  The maximum commitment amount of the Credit Facility was amended and decreased to $29,209,580 through February 8, 2019.  On February 8, 2019, the Credit Facility was extended and is scheduled to expire on August 8, 2019. The maximum commitment amount of the Credit Facility was amended and decreased to $20,000,000. In consideration for establishing the Credit Facility, the Fund, Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense. On March 28, 2018, the Fund distributed a portion of the outstanding Credit Facility balance correlated to the asset distribution to the Partnership to be qualified as a RIC for federal income tax purposes (see Note 2).  From the date of the first drawdown through December 31, 2018, the Credit Facility held an outstanding balance of $15,057,356 of which the Fund’s portion was $15,057,356 at a rate between 2.78% and 3.64%. The weighted average interest rate for the year ending December 31, 2018 was 3.57%. The balance presented on the Consolidated Statement of Assets and Liabilities approximates its fair value, which would be categorized as Level 3 within the fair value hierarchy.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of December 31, 2018, the Fund had an asset coverage ratio of 2.26.

Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of, amendment and extension to the Fund’s Credit Facility.  These costs are amortized using the straight-line method over the term of the Credit Facility.  Deferred financing costs related to the Credit Facility are presented on the Fund’s Consolidated Statement of Assets and Liabilities.  On March 28, 2018, the Fund distributed a portion of the deferred financing costs correlated to the asset distribution to the Partnership to be qualified as a RIC for federal income tax purposes (see Note 2).

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  The amendments are intended to facilitate the disclosure of information to investors and simplify compliance.  This final rule is effective on November 5, 2018.  The Fund has adopted the SEC Release and there has not been a material impact on the Consolidated Financial Statements.

Due to Portfolio Investment
Included in due to Portfolio Investment are amounts received by the Fund from a Portfolio Investment erroneously and were returned to the Portfolio Investment subsequent to year end.

3.	Portfolio Investments

The terms and conditions of the portfolio investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

Purchases of investments for the year ended December 31, 2018 (including contributions to investments and capitalized expenses) totaled $22,033,476.  Sales of investments for the year ended December 31, 2018 totaled $10,269,843.  On March 28, 2018, there was also $19,612,943 of portfolio investments distributed to the Partnership in order for the Fund to be qualified as a RIC for federal income tax purposes.  Purchases of investments for the year ended December 31, 2017 totaled $26,020,030 with an additional $1,461,296 being reallocated from the Parallel Partnership due to the reallocation of Portfolio Investments (see Note 2).  Sales of investments for the year ended December 31, 2017 totaled $9,961,129.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

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

The Fund is owned entirely by the Partnership, to which the Fund sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in  Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Fund, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Fund to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $112,960,000.  Total contributed capital to the Partnership through December 31, 2018 was $81,105,280, of which $38,801,057 was contributed to the Fund.

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

As of December 31, 2018 and December 31, 2017, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Distributions are declared at the sole discretion of the Directors.  On February 16, 2018, July 31, 2018, September 13, 2018 and December 19, 2018, the Fund declared and paid distributions to the Partnership in the amount of $4,383,035, $3,603,591, $445,394 and $766,720 or $43.83, $36.04, $4.45 and $7.67 per share, respectively.  Additionally, on March 28, 2018, the Fund distributed assets totaling $19,638,083 and liabilities totaling $11,427,775 to the Partnership, which was performed to enable the Fund to be qualified as a RIC for federal income tax purposes (see Note 2).  From inception through December 31, 2018, the Fund has distributed $24,720,490 or $247.20 per share to the Partnership.  From inception through December 31, 2018, the Partnership has distributed $17,806,088 to its Partners, of this amount $9,626,592 is subject to recall.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

6.	Related Party Transactions

The Fund has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Fund, as defined in the 1940 Act (the “Independent Directors”).  During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Independent Directors received compensation from the Fund aggregating to $175,000, $171,000 and $172,500, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $300,000 and $12,030,000 to the Partnership and Parallel Partnership, respectively.

Pursuant to the Partnership Agreement, the General Partner of the Partnership and Parallel Partnership shall bear all costs related to the organization, offering, distribution and placement of the partnership interests in the Partnership and Parallel Partnership that exceed $1,500,000 or 0.40% of the Aggregate Capital Commitments.  As of December 31, 2018, the General Partner incurred a total of $150,608 of expenses over this threshold related to the Partnership and Parallel Partnership.  For the year ended December 31, 2018, the Fund did not incur any expenses that were over this threshold.

Due to/from Affiliate(s) represents amounts paid by or on behalf of the Fund by the Partnership and Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Fund.

On March 28, 2018, the Fund sold $2,148,905 of senior subordinated notes at amortized cost which equated fair value in Chairman’s Foods, LLC and $1,307,355 of term notes at amortized cost which equated fair value in Prism Spectrum Holdings LLC to an affiliated entity.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

For the year ended December 31, 2018, the amended Investment Management Fee rate of 1.25% was in effect and no Investment Management Fees were waived.  For the year ended December 31, 2017, $7,927 of Investment Management Fees were waived as a result of reallocations (see Note 2). For the year ended December 31, 2016, the Investment Manager waived $77,534 of Investment Management Fees.  Offset Fees have been applied to reduce payments of the Management Fees paid by the Fund for the year ended December 31, 2018.  As of December 31, 2018 there were $105,255 of Investment Management Fees that were owed to the Investment Manager which was paid after year end.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

9.	Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Total Return	13.30%	8.47%	5.34%

Per Share Amounts:
Net Asset Value, Beginning of Year	$293.33	$179.09	$64.68
Net Investment Income/(Loss) after income tax (benefit)/expense	26.44	19.32	7.48
Net Realized Gain/(Loss) on Portfolio Investments	-	1.58	-
Net Unrealized Gain/(Loss) on Portfolio Investments	(1.29)	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	25.15	20.90	7.48
Contributions from Stockholder	44.70	166.45	106.93
Paid-in capital distributed to stockholder	(152.08)	(56.70)	-
Distributions from net investment income/(loss)	(21.35)	(15.49)	-
Distributions from net realized gain/(loss)	(0.66)	(0.92)	-
Net Asset Value, End of Year	$189.09	$293.33	$179.09

Net Assets, End of Year	$18,908,538	$29,332,504	$17,909,096
Average Net Assets	$20,239,657	$25,067,557	$11,524,160

Ratios / Supplemental Data:
Ratio of net investment income/(loss) after income tax (benefit)/expense to average net assets	13.06%	7.71%	6.49%
Ratio of total expenses to average net assets before Investment Management Fee Waived	8.52%	4.03%	8.55%
Ratio of total expenses to average net assets after Investment Management Fee Waived	8.52%	3.99%	7.88%
Common Shares Outstanding, End of Year	100,000	100,000	100,000
Portfolio Turnover Rate	10.93%	34.78%	0.00%
Average Outstanding Borrowings[1]	$17,358,940	$6,933,333	$-
Asset Coverage Ratio	2.26	2.75	-

[1]
The average outstanding borrowings have been calculated for the years ended December 31, 2018 and December 31, 2017.  There were no outstanding borrowings for the year ended December 31, 2016 because the investor note credit facility was not put in place until August 8, 2017 (see Note 2).

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

10.	Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2018 and December 31, 2017 are presented below:

	As of and For The	As of and For The	As of and For The	As of and For The
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	December 31, 2018 [2]	September 30, 2018 [2]	June 30, 2018 [2]	March 31, 2018 [2]
Consolidated Statement of Operations Data:
Total Investment Income	$1,149,208	$1,013,157	$870,741	$1,334,345
Investment Management Fee, net of waiver	105,255	105,599	101,163	78,675
All Other Expenses	306,821	343,903	324,184	358,006
Net Investment Income/(Loss) after income tax (benefit)/expense	737,132	563,655	445,394	897,664
Net Change in Unrealized Gain/(Loss) on Portfolio Investments	(128,763)	-	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	608,369	563,655	445,394	897,664
Per Share Data:
Net Asset Value Per Share	$189.09	$187.67	$180.82	$176.37
Net Investment Income/(Loss) Per Share (Basic and Diluted)	7.37	5.64	4.45	8.98
Net Increase/(Decrease) in Net Assets Resulting from Operations
Per Share (Basic and Diluted)	6.08	5.64	4.45	8.98
Paid-in capital distributed to stockholder	2.01	27.06	-	123.01
Distributions from net investment income/(loss)	5.66	13.43	-	2.26
Distributions from net realized gain/(loss)	-	-	-	0.66
Consolidated Statement of Assets and Liabilities Data at Period End:
Portfolio Investments, at fair value	$33,511,336	$33,591,236	$32,975,306	$26,020,695
Total Assets	34,372,951	35,540,587	38,787,439	31,014,492
Investor Note Credit Facility	15,057,356	16,429,580	20,429,580	13,022,225
All Other Liabilities	407,057	344,118	275,640	355,442
Total Net Assets	18,908,538	18,766,889	18,082,219	17,636,825
Other Data:
Total Return	3.21%	3.34%	2.53%	3.55%
Number of Portfolio Investments at Period End[3]	18	19	18	14

	As of and For The Three Months Ended December 31, 2017 [2]	As of and For The Three Months Ended September 30, 2017 [2]	As of and For The Three Months Ended June 30, 2017 [2]	As of and For The Three Months Ended March 31, 2017 [2]
Consolidated Statement of Operations Data:
Total Investment Income	$1,083,506	$1,216,007	$1,172,553	$749,064
Investment Management Fee, net of waiver	107,517	114,623	95,253	91,055
All Other Expenses	256,974	146,482	112,648	76,852
Income Tax (Benefit)/Expense	327,161	393,012	321,038	246,489
Net Investment Income/(Loss) after income tax (benefit)/expense	391,854	561,890	643,614	334,668
Net Realized Gain/(Loss) on Portfolio Investments	66,303	6,138	85,684	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	458,157	568,028	729,298	334,668
Per Share Data:
Net Asset Value Per Share	$293.33	$280.10	$274.42	$246.19
Net Investment Income/(Loss) Per Share (Basic and Diluted)	3.92	5.62	6.44	3.35
Net Increase/(Decrease) in Net Assets Resulting from Operations
Per Share (Basic and Diluted)	4.58	5.68	7.29	3.35
Paid-in capital distributed to stockholder	56.70	-	-	-
Distributions from net investment income/(loss)	15.49	-	-	-
Distributions from net realized gain/(loss)	0.92	-	-	-
Consolidated Statement of Assets and Liabilities Data at Period End:
Portfolio Investments, at fair value	$41,154,948	$39,374,065	$26,626,325	$30,033,703
Total Assets	46,366,664	39,908,566	31,173,586	30,297,783
Investor Note Credit Facility	16,800,000	4,600,000	-	-
All Other Liabilities	234,160	7,298,925	3,731,972	5,679,019
Total Net Assets	29,332,504	28,009,641	27,441,614	24,618,764
Other Data:
Total Return	1.59%	2.09%	2.72%	1.87%
Number of Portfolio Investments at Period End[3]	11	10	9	9

[2]
Selected quarterly financial data for the periods presented take into account the reallocations of portfolio investments and items of income and expense which occurred due to additional commitments received in 2017 by the Partnership and Parallel Partnership as well as the Fund distribution of assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a regulated investment company for federal income tax purposes.  Refer to Note 2.

[3]	The number of Portfolio Investments at period end excludes the investment in the Money Market Fund.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements December 31, 2018

11.	Subsequent Events

On January 4, 2019, $309,420 of the Fund’s outstanding principal balance of the Trachte, LLC senior subordinated notes was prepaid.

On January 17, 2019 and February 8, 2019, the Partnership contributed $2,000,000 and $5,083,200 respectively, to the Fund, bringing the Partnership’s total capital contributed to the Fund to $45,884,257.

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

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2018, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Fund is responsible for establishing and maintaining effective internal control over financial reporting.  The Fund’s internal control over financial reporting is a process that is implemented under the supervision of the Fund’s President and Chief Financial Officer to provide reasonable assurance with respect to the reliability and accuracy of financial reporting, and the preparation of its consolidated financial statements for reporting purposes are completed in accordance with generally accepted accounting principles (GAAP).  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Fund’s internal control over financial reporting as of December 31, 2018 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B	OTHER INFORMATION

On September 29, 2017, the Partnership held its final close and will no longer be accepting or seeking additional commitments from investors.

No material changes have been made to the procedures with respect to the recommendation and nomination of members to the Fund Board.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The directors of the Fund are:

Name	Age	Position(s) with the Fund	Director Since	Principal Occupation(s) During Past 5 Years and Other Directorships in Publicly Held Companies
Independent Directors
Mona Aboelnaga	51	Director; Member of Audit and Nominating and Corporate Governance Committees	2015
Advisory Board Member, Ibancar (11/2018 – Present)

Managing Member, K6 Investments (11/2011 – Present)

Managing Member, YOLA COLON LLC (01/2013 – 12/2017)

Trustee, The Chapin School (05/2011 – Present)

Chairperson & Director, ABANA (01/2010 – 01/2018)

Director, Arab Fashion Council (05/2016 – Present)

Trustee, International House (11/2016 – present)

Director, Peridiem Global Investors (11/2013 – 03/2015)

Julian Markby	67	Director; Chairman of Audit Committee; Member of Nominating and Corporate Governance Committee	2015
Director, Blackboard (09/2018 – Present)

Director, Momentive Performance Materials (04/2013 – Present)

Director, Thiele Kaolin Company (04/2011 – Present)

Voting Proxy & Board Observer, Ligado Networks (12/2015 – Present)

Director, TwentyEight, Inc. (10/2016 – 02/2017)

Chairman, SP Fiber Holdings, Inc. (10/2012 – 10/2015)

Director, Altegrity, Inc. (11/2014 – 09/2015)

Gregory J. Ricca	70	Director; Member of Audit Committee; Chairman of Nominating and Corporate Governance Committee	2015	Retired in 2010 as President & CEO of Discovery Networks International
Non-Independent Directors
George W. Siguler(1)	71	Chairman of the Board of Directors	2015	Managing Director, Founding Partner and Chief Investment Officer, Siguler Guff
Kevin Kester(1)	51	Director	2015	Managing Director, Siguler Guff

(1)	Because of Messrs. Siguler’s and Kester’s positions with the Investment Manager, they are “interested persons” of the Fund.

Each director serves until the next annual meeting of shareholders and until his or her successors are duly elected and qualified. The Fund is not required under Maryland law to hold annual meetings of shareholders unless less than a majority of the directors shall have been elected to office by a vote of a majority of the Shares.

 Certain Governance Matters

The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Compliance Officer of the Fund, Daniel Whitcomb, who may be reached at compliance@sigulerguff.com and 212-332-5100.

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
Siguler Guff Small Business Credit Opportunities Fund, LP; Siguler Guff SBCOF GP, LLC; Siguler Guff Capital, LP; George W. Siguler, Drew J. Guff and Donald P. Spencer; Ilmarinen Mutual Pension Insurance Company; MCA Fund IV LP
Greater than 10% owners
Mona Aboelnaga; Kevin Kester; Julian Markby; Gregory Ricca; George W. Siguler	Directors
Christopher Barbier; Kenneth Burns; Mark Denomme; Sean Greene; Jun Isoda; Ilomai Kurrik; Donald Spencer	Officers

Executive Officers

The following are the executive officers of the Fund, and the two investment professionals with primary responsibility, together with Mr. Greene, for the management of the Fund’s portfolio.

Name	Age	Position with the Fund	Principal Occupation(s) During Past 5 Years and Other Directorships in Publicly Held Companies

Sean Greene	54	President
Managing Director, Siguler Guff (09/2013 – Present)

Entrepreneur in Residence, Revolution/Case Foundation (04/2013 – 06/2014)

Associate Administrator for Investment & Special Advisor for Innovation, U.S. Small Business Administration (10/2009 – 03/2013)

Jun Isoda	37	Chief Financial Officer
Managing Director & Chief Financial Officer, Siguler Guff (03/2017 – Present)

Principal, Director of Accounting, Siguler Guff (01/2007 – 02/2017)

Associate, Private Equity Controller, Morgan Stanley Investment Management (01/2004 – 01/2007)

Ilomai Kurrik	48	Chief Legal Officer and Secretary
Managing Director, Siguler Guff (03/2018 – Present)

Principal, Siguler Guff (04/2015 – 03/2018)

Senior Associate, Clifford Chance US LLP (06/2010 – 04/2015)

Associate Attorney, Weil, Gotshal & Manges LLP (05/2007 – 06/2010)

Ken Burns	55	Assistant Vice President	Managing Director, Partner & Chief Operating Officer, Siguler Guff (03/2000 – Present)

Donald P. Spencer	63	Assistant Vice President	Managing Director, Founding Partner & Senior Counsel, Siguler Guff (1995 – Present)

Mark S. Denomme	52	Investment Professional of the Investment Manager	Managing Director, Siguler Guff (04/2014 – Present) Managing Director, Newstar Financial (05/2012 – 04/2014) Managing Director, Hercules Technology Growth Capital (10/2006 – 05/2012)

Christopher M. Barbier	39	Investment Professional of the Investment Manager	Principal ,Siguler Guff (03/2017 – Present) Vice President, Siguler Guff (02/2014 – 03/2017) Vice President, Hartford Investment Management Co. (07/2010 – 04/2013)

ITEM 11.	EXECUTIVE COMPENSATION

Executive officers of the Fund do not receive any compensation for their services to the Fund. Accordingly, the Fund does not have a standing compensation committee that determines the compensation of executive officers.

Compensation of Directors

Independent Director	Fees earned or paid in cash (2018)
Julian Markby	$64,000.00

Greg Ricca	$58,000.00

Mona Aboelnaga	$53,000.00

Total Fees	$175,000.00

For the fiscal year ending December 31, 2018, each Independent Director of the Fund was compensated with a $50,000 annual fee, payable quarterly.  The Independent Directors were also compensated at a rate of $1,000 per meeting attended in person.  For the fiscal year ending 2018, the Independent Directors were paid $2,000 each for their in person attendance at two meetings.  Additional compensation was paid for Committee Chairs in the amounts of $10,000 for the Audit Committee Chair, and $5,000 for the Nominating and Corporate Governance Committee Chair.  Those directors who are not independent directors (i.e. officers of Siguler Guff) did not receive compensation for their services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 28, 2019, there were 100,000 Shares issued and outstanding, all owned by the Fund’s sole direct shareholder, the Partnership.

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

Title of Class	Name and Address	Amount of Ownership	Percent of Class	Relationship of Reporting Person
Common Stock	Siguler Guff Small Business Credit Opportunities Fund, LP 825 Third Avenue, 10th Floor New York, NY 10022	100,000	100%	5% Owner

Common Stock	Siguler Guff SBCOF GP, LLC 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (1)	100%	5% Owner

Common Stock	Siguler Guff Capital, LP 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (1)	100%	5% Owner

Common Stock	George W. Siguler 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner

Common Stock	Andrew Guff 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner

Common Stock	Donald Spencer 825 Third Avenue, 10th Floor New York, NY 10022	100,000 (2)	100%	5% Owner

Common Stock	Carpenters’ Pension Trust Fund of St. Louis 1401 Hampton Avenue St. Louis, MO 63139	8,850 (3)	8.85%	5% Owner

Common Stock	Ilmarinen Mutual Pension Insurance Company Porkkalankatu 1, 00180 Helsinki, Finland	17,710 (3)	17.71%	5% Owner

Common Stock	LocalTapiola General Mutual Insurance Company Revontulenkuja 1, FI-02010 Lahitapiola, Espoo, Finland	16,946 (3)	16.95%	5% Owner

Common Stock	LocalTapiola Mutual Life Insurance Company Revontulenkuja 1, FI-02010 Lahitapiola, Espoo, Finland	16,946 (3)	16.95%	5% Owner

Common Stock	MCA Fund IV 5910 Mineral Point Road Madison, WI 53705	9,990 (3)	9.99%	5% Owner

Common Stock	Minnesota Life Insurance Company 400 Robert Street North St. Paul, MN 55101	8,850 (3)	8.85%	5% Owner

Common Stock	Westfield Insurance Company One Park Circle Westfield Center, OH 44521	8,850 (3)	8.85%	5% Owner

Common Stock	The Hanover Insurance Company 440 Lincoln Street Worcester, MA 01653	8,850 (3)	8.85%	5% Owner

None	Mona Aboelnaga 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director

None	Julian Markby 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director

None	Greg Ricca 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director

None	Kevin Kester 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Director

Common Stock	Sean Greene 825 Third Avenue, 10th Floor New York, NY 10022	338 (3)	0.33%	Officer - President

None	Kenneth Burns 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer

None	Mark Denomme 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer

None	Chris Barbier 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer

None	Ilomai Kurrik 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer – Chief Legal Officer and Secretary

None	Jun Isoda 825 Third Avenue, 10th Floor New York, NY 10022	0	0%	Officer – Chief Financial Officer

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

(3)
Carpenters’ Pension Trust Fund of St. Louis, Ilmarinen Mutual Pension Insurance Company, LocalTapiola General Mutual Insurance Company, LocalTapiola Mutual Life Insurance Company, The Hanover Insurance Company, Westfield Insurance Company, Minnesota Life Insurance Company, MCA Fund IV LP, and Sean Greene indirectly beneficially own shares of Common Stock by virtue of their ownership of interests in Siguler Guff Small Business Credit Opportunities Fund, LP.

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

The expenses to be borne by the Investment Manager are limited to the following:  (i) compensation and expenses of the Investment Manager’s officers, directors and employees that relate to the services provided to the Fund and other normal and routine administrative expenses that relate to the services provided to the Fund; provided, however, that the Investment Manager shall not be required to pay (and if paid by the Investment Manager, the Investment Manager shall be reimbursed by the Fund for payments of) any fees or expense required to be borne by the Fund pursuant to the preceding paragraph; (ii) the cost of adequate office space for the Fund and all necessary office equipment and services, including telephone service, heat, utilities and similar items; and (iii) the cost of providing the Fund with such corporate, administrative and clerical personnel (including officers and directors of the Fund who are interested persons of the Investment Manager and are acting in their respective capacities as officers and directors) as the Fund Board reasonably deems necessary or advisable to perform the services required to be performed by the Investment Manager under the Investment Management Agreement.

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

Director Independence

Three of the five directors of the Fund are not “interested persons” of the Fund, as defined under the 1940 Act.  Those three directors are Mona Aboelnaga, Julian Markby and Gregory J. Ricca.

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

In its meeting of December 12, 2018, the audit committee of the Fund (the “Audit Committee”), which consists of all of the independent directors, after considering a report from the Chief Financial Officer of the Fund determined to pre-approve the engagement of PwC to perform services that had not yet been identified up to a limit of $75,000 and to authorize the Chair of the Audit Committee to approve any additional engagement beyond the $75,000 limit.

The following is a summary of the aggregate fees payable by the Fund to PwC for the fiscal years ended December 31, 2018 and December 31, 2017:

Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of the financial statements and services that are normally provided by PwC in connection with statutory and regulatory filings. Audit fees accrued during the fiscal years ended December 31, 2018 and December 31, 2017 were $125,000 for the year end audit and $25,000 per quarter for each of the quarterly reviews.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. There were $30,332 and $15,000 in tax services and fees accrued during the fiscal years ended December 31, 2018 and December 31, 2017, which represented work related to preparation of tax returns, the Fund’s RIC qualification, excise tax distribution requirements, form extensions, etc.

All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal years ended December 31, 2018 and December 31, 2017.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of December 31, 2018 and December 31, 2017

Consolidated Schedules of Portfolio Investments as of December 31, 2018 and December 31, 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, December 31, 2-17, and December 31, 2016

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

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.

(Registrant)

By:	/s/ Sean Greene	By:	/s/ Jun Isoda
	Sean Greene		Jun Isoda
	President		Chief Financial Officer

	Date: March 28, 2019		Date: March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Mona Aboelnaga	Independent Director	March 28, 2019

Mona Aboelnaga

By:	/s/ Julian Markby	Independent Director	March 28, 2019

Julian Markby

By:	/s/ Gregory J. Ricca	Independent Director	March 28, 2019

Gregory J. Ricca

By:	/s/ Kevin Kester	Director	March 28, 2019

Kevin Kester

By:	/s/ George W. Siguler	Chairman of the Board and Director	March 28, 2019

George W. Siguler

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.

EXHIBIT INDEX
TO
FORM 10-K

For the year ended December 31, 2018

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