Form 10-Q
period 2019-03-31
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2019-05-14
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC.
(Exact name of registrant as specified in its charter)

Commission File Number: 814-01157

Maryland	47-1290650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 23rd Floor New York, NY 10166
(Address of principal executive offices) (Zip code)

(212) 332-5100
(Registrant’s telephone number, including area code)

825 Third Avenue, 10th Floor New York, NY 10022
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2019, there were 100,000 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
●	uncertainty surrounding the strength of the U.S. economic recovery;
●	our business prospects and the prospects of our portfolio companies;
●	the impact of investments that we expect to make;
●	the impact of increased competition;
●	our contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the ability of our current prospective portfolio companies to achieve their objectives;
●	the relative and absolute performance of our investment adviser;
●	our expected financings and investments;
●	the use of borrowed money to finance a portion of our investments;
●	our ability to make distributions;

●	the adequacy of our cash resources and working capital including our ability to raise additional capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the impact of future acquisitions and divestitures;
●	the effect of changes in tax laws and regulations and interpretations thereof;
●	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
●	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;
●	general price and volume fluctuations in the financial markets;
●	the ability of the Investment Manager to attract and retain highly talented professionals; and
●	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2019	December 31, 2018
Assets
Portfolio Investments at Fair Value:
Non-controlled, non-affiliated portfolio investments (cost, March 31, 2019: $33,262,855; December 31, 2018: $33,640,099)	$33,262,855	$33,511,336
Cash	831,124	526,039
Due from Affiliate	212,460	156,888
Interest receivable	139,938	40,818
Other receivable	123,815	128,201
Deferred financing costs (net of accumulated amortization, March 31, 2019: $136,162; December 31, 2018: $123,953)	17,857	5,066
Prepaid taxes	4,903	4,603
Total Assets	$34,592,952	$34,372,951

Liabilities
Investor note credit facility	$7,407,356	$15,057,356
Accrued expenses and other liabilities	293,333	258,859
Due to Affiliate	42,435	42,435
Investment Management Fee payable	-	105,255
Due to Portfolio Investment	-	508
Total Liabilities	7,743,124	15,464,413
Net Assets	$26,849,828	$18,908,538

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at March 31, 2019 and December 31, 2018	100	100
Paid-in capital in excess of par	25,006,461	17,923,750
Distributable earnings	1,843,267	984,688
Total Net Assets	$26,849,828	$18,908,538

Net Asset Value Per Share	$268.50	$189.09

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
March 31, 2019

Portfolio Investment	Industry	Interest Rate / Payment-in-Kind Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (93%) (1), (2)
United States
Audax AAMP Holdings, Inc.	Electronic Equipment	12.91% / 0.00%	02/15/2023	$5,388,730	$5,299,253
Chairman’s Foods, LLC	Processed & Packaged Goods	11.00% / 2.00%	01/16/2024	$1,285,116	1,263,881
Drew Foam Companies Inc.	Manufacturing	11.00% / 1.00%	11/30/2023	$1,300,154	1,277,119
Earthlite, LLC	Business Equipment	11.00% / 1.50%	07/11/2022	$1,279,809	1,263,700
Gatekeeper Systems, Inc.	Security & Protection Services	11.00% / 1.00%	03/02/2022	$1,290,368	1,276,452
La Tavola, LLC	Commercial Retail	8.00% / 4.75%	06/01/2021	$1,336,344	1,325,536
Medsurant Holdings, LLC	Healthcare Services	12.25% / 0.75%	06/30/2020	$1,286,362	1,270,674
Northeastern Bus Rebuilders Inc.	Business Services	10.00% / 2.00%	06/05/2022	$5,602,816	5,547,480
Resource Employment Solutions, LLC	Staffing & Outsourcing Services	11.00% / 2.00%	11/10/2023	$1,312,005	1,288,981
S.R. Smith, LLC	Consumer / Sporting Goods	11.00% / 0.00%	03/27/2022	$1,597,219	1,585,923
Schlotterbeck & Foss, LLC	Processed & Packaged Goods	11.00% / 1.00%	03/01/2023	$1,401,911	1,382,723
Taylored Services LLC	Business Services	11.00% / 2.00%	12/21/2023	$1,448,397	1,422,501
Trachte, LLC	Manufacturing	11.00% / 1.00%	04/13/2021	$775,185	763,061
Total Senior Subordinated Notes (Cost: $24,967,284)					$24,967,284

Term Notes (31%) (1), (2)
United States
Arc Drilling, LLC	Manufacturing	LIBOR + 9.50% (1.25% floor) / 1.00%	11/17/2022	$1,293,441	$1,288,403
McVeigh Global Meetings and Events, LLC	Business Services	10.00% / 2.00%	06/29/2023	$3,013,659	2,960,135
NetFortris Operating Co., Inc. (3)	Telecommunications	LIBOR + 9.00% (0.50% floor) / 0.00%	02/21/2021	$1,227,892	1,234,466
Prism Spectrum Holdings LLC	General Contracting	LIBOR + 9.50% (2.25% floor) / 0.00%	02/06/2023	$1,529,979	1,500,962
Whitney, Bradley & Brown, Inc.	Technical Services	LIBOR + 9.00% (1.00% floor) / 0.00%	10/18/2022	$1,247,472	1,242,499
Total Term Notes (Cost: $8,226,465)					$8,226,465
Total Senior Subordinated and Term Notes (Cost: $33,193,749)					$33,193,749

Money Market Fund (0%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $69,106)	U.S. Treasury Bills and Notes			69,106	$69,106

Total United States (Cost: $33,262,855)					$33,262,855

Total Portfolio Investments (Cost: $33,262,855)					$33,262,855

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

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$1,016,873	$1,328,749
Payment-in-kind interest income	51,296	62,547
Other income	1,676	-
Reallocation of other income	-	(56,951)
Total Investment Income	1,069,845	1,334,345

Expenses
Interest	111,310	172,496
Investment Management Fee	98,193	78,675
Professional fees	60,801	77,310
Directors fees	42,250	42,250
Other general and administrative	15,755	28,712
Amortization of deferred financing costs	12,209	37,238
Total Expenses	340,518	436,681
Net Investment Income/(Loss)	729,327	897,664

Net Unrealized Gain/(Loss) on Portfolio Investments
Non-Controlled, Non-Affiliated Investments:
Net Change in Unrealized Gain/(Loss) on Portfolio Investments	128,763	-
Net Unrealized Gain/(Loss) on Portfolio Investments	128,763	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	$858,090	$897,664

Net Investment Income/(Loss) Per Share (Basic and Diluted)	$7.29	$8.98

Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$8.58	$8.98

Weighted Average Shares Outstanding	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss)	$729,327	$897,664
Net change in unrealized gain/(loss) on Portfolio Investments	128,763	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	858,090	897,664

Capital Stock Transactions
Contributions from stockholder	7,083,200	-
Distributions from distributable earnings [1]	-	(2,585,123)
Distributions from tax basis return of capital	-	(10,008,220)
Net Increase/(Decrease) in Net Assets From Capital Stock Transactions	7,083,200	(12,593,343)

Total Increase in Net Assets
Net assets at beginning of period	18,908,538	29,332,504
Net assets at end of period	$26,849,828	$17,636,825

Capital Share Activity
Shares issued	-	-
Shares redeemed	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-

1 In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  For comparative purposes, the March 31, 2018 financial data has been aggregated to comply with the SEC Release.  As of March 31, 2018, there was $12,300,933 of paid-in capital distributed to stockholder, $226,107 of distributions from net investment income/(loss) and $66,303 of distributions from net realized gain/(loss).  Refer to Footnote 2 for more information surrounding the SEC Release.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$858,090	$897,664
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Provided By/Used in Operating Activities:
Net Unrealized Gain/(Loss) on Portfolio Investments	(128,763)	-
Purchases of Portfolio Investments	-	(14,485,565)
Sales of Portfolio Investments	456,512	10,105,250
Payment-in-kind interest income	(51,296)	(62,547)
Accretion of discount on notes	(28,480)	(35,828)
Amortization of deferred financing costs	12,209	37,238
Decrease/(Increase) in due from Affiliate	(55,572)	238,605
Decrease/(Increase) in interest receivable	(99,120)	(139,941)
Decrease/(Increase) in other receivable	4,386	56,951
Decrease/(Increase) in prepaid taxes	(300)	(1,535)
(Decrease)/Increase in accrued expenses and other liabilities	34,474	124,132
(Decrease)/Increase in due to Affiliate	-	(2,850)
(Decrease)/Increase in Investment Management Fee payable	(105,255)	-
Net Cash Provided By/(Used in) Operating Activities	896,885	(3,268,426)

Cash Flows From Financing Activities
Contributions from stockholder	7,083,200	-
Distributions paid to stockholder	-	(4,383,035)
Proceeds from investor note credit facility	-	7,650,000
Payment of investor note credit facility	(7,650,000)	-
Deferred financing costs paid	(25,000)	-
Net Cash Provided by/(Used in) Financing Activities	(591,800)	3,266,965
Net Increase/(Decrease) in Cash	305,085	(1,461)

Cash
Beginning of period	526,039	4,346,368
End of period	$831,124	$4,344,907

Supplemental cash flow information
Income Taxes Paid	$300	$1,535
Interest Paid	$111,426	$112,182
In-Kind Distribution of Portfolio Investments to Stockholder	$-	$19,612,943
In-Kind Distribution of Deferred Financing Costs to Stockholder	$-	$25,140
In-Kind Distribution of Investor Note Credit Facility to Stockholder	$-	$(11,427,775)

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

1.	Business and Organization

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Fund’s Annual Report on Form 10-K filed with the SEC on March 28, 2019.

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

The financial statements include portfolio investments at fair value of $33,262,855 at March 31, 2019 and $33,511,336 at December 31, 2018. The portfolio investments represent approximately 124% of net assets at March 31, 2019 and approximately 177% of net assets at December 31, 2018 and their fair values have been determined in good faith by the Fund’s Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

Under the income approach, the Fund generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The fair value of the Fund’s portfolio investments at March 31, 2019 and December 31, 2018 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following tables summarize the level of the Fund’s assets measured at fair value as of March 31, 2019 and December 31, 2018:

	Assets at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$24,967,284	$24,967,284
Term Notes	-	-	8,226,465	8,226,465
Money Market Fund	69,106	-	-	69,106
Total Portfolio Investments	$69,106	$-	$33,193,749	$33,262,855

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$25,215,672	$25,215,672
Term Notes	-	-	8,110,923	8,110,923
Money Market Fund	184,741	-	-	184,741
Total Portfolio Investments	$184,741	$-	$33,326,595	$33,511,336

At March 31, 2019 and December 31, 2018, 100% of the Fund’s Portfolio Investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s results of operations.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

The following tables summarize the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below tables are not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of March 31, 2019
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$24,967,284	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	6,983,966	Discounted Cash Flow	Discount Rate	10.0% - 14.5%

Total	$31,951,250

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $1,242,499 as of March 31, 2019.  These recent transactions had no unobservable inputs and were valued at amortized cost.

			Unobservable Input as of December 31, 2018
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$25,215,672	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	8,110,923	Discounted Cash Flow	Discount Rate	9.5% - 14.8%
		Yield Analysis	Discount Rate	11.0%

Total	$33,326,595

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	For the Period Ended March 31, 2019
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Net Change in Unrealized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$25,215,672	$-	$(309,420)	$-	$61,032	$-	$-	$24,967,284
Term Notes	8,110,923	-	(31,965)	-	18,744	-	128,763	8,226,465
Total	$33,326,595	$-	$(341,385)	$-	$79,776	$-	$128,763	$33,193,749

	For the Period Ended March 31, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Net Change in Unrealized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$28,511,612	$11,923,151	$(2,105,927)	$(17,520,464)	$88,778	$-	$-	$20,897,150
Term Notes	5,872,743	2,562,414	(1,287,121)	(2,092,479)	9,597	-	-	5,065,154
Total	$34,384,355	$14,485,565	$(3,393,048)	$(19,612,943)	$98,375	$-	$-	$25,962,304

Transfers in and out of Level 3 are recognized at the beginning of the period in which they occur. No transfers occurred during the periods ending March 31, 2019 and March 31, 2018. Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 Portfolio Investments in the table above are included in the accompanying Consolidated Statement of Operations.  For the period ended March 31, 2019 the Fund had a net change in unrealized gain/(loss) of $128,763 on Level 3 portfolio investments still held by the Fund as of the financial statement date.  For the period ended March 31, 2018, the Fund had a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Fund as of the financial statement date.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

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

As of March 31, 2019
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation/ (Depreciation)	Fair Value
Senior Subordinated Notes	$25,121,259	$-	$(153,975)	$(153,975)	$24,967,284
Term Notes	8,295,326	-	(68,861)	(68,861)	8,226,465
Money Market Fund	69,106	-	-	-	69,106
Total	$33,485,691	$-	$(222,836)	$(222,836)	$33,262,855

As of December 31, 2018
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation/ (Depreciation)	Fair Value
Senior Subordinated Notes	$25,377,503	$-	$(161,831)	$(161,831)	$25,215,672
Term Notes	8,309,969	-	(199,046)	(199,046)	8,110,923
Money Market Fund	184,741	-	-	-	184,741
Total	$33,872,213	$-	$(360,877)	$(360,877)	$33,511,336

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

Through March 31, 2019, the Fund had $800 thousand of undistributed earnings. Through December 31, 2018, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2018, distributions were made in excess of distributable earnings by $11.7 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. Distributions in excess of net investment income were $16.2 million as of December 31, 2018.

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”), on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended March 31, 2019 and year ended December 31, 2018 or accrued for as of March 31, 2019 and December 31, 2018.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At March 31, 2019, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2016 remain subject to examination by the various tax jurisdictions.

Other Receivable
Included in other receivable is the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris term notes.  The exit fee rate of the NetFortris term notes is 2.75% per year of the outstanding principal balance of the term notes through the fiscal quarter ending March 31, 2019.  Thereafter, the exit fee rate of the NetFortris term notes is 2.75% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.

On March 28, 2018, the Fund reallocated a portion of the other receivable and corresponding other income correlated to the asset distribution to the Partnership to be qualified as a RIC for federal income tax purposes (see Note 2).

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

Investor Note Credit Facility
On August 8, 2017, the Fund, Partnership and Parallel Partnership entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership and Parallel Partnership and was originally scheduled to expire on August 8, 2018, subject to extension.  On August 7, 2018, the Credit Facility was extended and was originally scheduled to expire on February 8, 2019.  The maximum commitment amount of the Credit Facility was amended and decreased to $29,209,580 through February 8, 2019.  On February 8, 2019, the maximum commitment amount of the Credit Facility was amended and decreased to $20,000,000 and is scheduled to expire on August 8, 2019, subject to extension. In consideration for establishing the Credit Facility, the Fund, Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense. On March 28, 2018, the Fund distributed a portion of the outstanding Credit Facility balance correlated to the asset distribution to the Partnership to be qualified as a RIC for federal income tax purposes (see Note 2).  From the date of the first drawdown on August 24, 2017 through the date of the last drawdown on June 29, 2018, the Credit Facility held an outstanding balance of $7,407,356 of which the Fund’s portion was $7,407,356 at a rate between 2.78% and 3.64%. The weighted average interest rate for the period ending March 31, 2019 was 4.05%. The balance presented on the Consolidated Statement of Assets and Liabilities approximates its fair value, which would be categorized as Level 3 within the fair value hierarchy.

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of March 31, 2019, the Fund had an asset coverage ratio of 4.62.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

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

There were no purchases of investments for the period ended March 31, 2019 (including contributions to investments and capitalized expenses).  Sales of investments for the period ended March 31, 2019 totaled $456,512.  Purchases of investments for the period ended March 31, 2018 totaled $14,485,565. Sales of investments for the period ended March 31, 2018 totaled $10,105,250.  On March 28, 2018, there was also $19,612,943 of portfolio investments distributed to the Partnership in order for the Fund to be qualified as a RIC for federal income tax purposes.

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

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

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

The Fund is owned entirely by the Partnership, to which the Fund sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Fund, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Fund to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $112,960,000. Total contributed capital to the Partnership through March 31, 2019 was $82,234,880, of which $45,884,257 was contributed to the Fund.

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

As of March 31, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

5.	Distributions

Distributions are declared at the sole discretion of the Directors.  There were no distributions declared during the period ended March 31, 2019.  On February 16, 2018, the Company declared and paid a distribution to the Partnership in the amount of $4,383,035 or $43.83 per share.  Additionally, on March 28, 2018, the Fund distributed assets totaling $19,638,083 and liabilities totaling $11,427,775 to the Partnership, which was performed to enable the Fund to be qualified as a RIC for federal income tax purposes (see Note 2).  From inception through March 31, 2019, the Fund has distributed $24,720,490 or $247.20 per share to the Partnership.  From inception through March 31, 2019, the Partnership has distributed $12,722,888 to its Partners, of this amount $4,543,392 is subject to recall.

6.	Related Party Transactions

The Fund has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Fund, as defined in the 1940 Act (the “Independent Directors”).  During the periods ended March 31, 2019 and March 31, 2018, the Independent Directors received compensation from the Fund aggregating to $42,250 and $42,250, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $300,000 and $12,030,000 to the Partnership and Parallel Partnership, respectively.

Pursuant to the Partnership Agreement, the General Partner of the Partnership and Parallel Partnership shall bear all costs related to the organization, offering, distribution and placement of the partnership interests in the Partnership and Parallel Partnership that exceed $1,500,000 or 0.40% of the Aggregate Capital Commitments.  As of March 31, 2019, the General Partner incurred a total of $152,397 of expenses over this threshold related to the Partnership and Parallel Partnership.  For the periods ended March 31, 2019 and March 31, 2018, the Fund did not incur any expenses that were over this threshold.

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

As compensation for its services, the Investment Manager will receive an investment management fee from the Fund (the “Investment Management Fee”).  The Investment Management Fee was paid by the Fund quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. Offset Fees have been applied to reduce payments of the Management Fees paid by the Fund for the period ended March 31, 2019.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

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

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the periods ended March 31, 2019 and March 31, 2018.

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Total Return	3.30%	3.55%

Per Share Amounts:
Net Asset Value, Beginning of Period	$189.09	$293.33
Net Investment Income/(Loss)	7.29	8.98
Net Unrealized Gain/(Loss) on Portfolio Investments	1.29	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	8.58	8.98
Contributions from Stockholder	70.83	-
Paid-in capital distributed to stockholder	-	(123.02)
Distributions from net investment income/(loss)	-	(2.26)
Distributions from net realized gain/(loss)	-	(0.66)
Net Asset Value, End of Period	$268.50	$176.37

Net Assets, End of Period	$26,849,828	$17,636,825
Average Net Assets	$23,271,749	$25,320,765

Ratios / Supplemental Data:
Ratio of net investment income/(loss) to average net assets	3.13%	3.55%
Ratio of total expenses to average net assets	1.46%	1.72%
Common Shares Outstanding, End of Period	100,000	100,000
Portfolio Turnover Rate	0.00%	9.03%
Average Outstanding Borrowings[1]	$10,607,356	$18,393,056
Asset Coverage Ratio	4.62	2.35

1The average outstanding borrowings have been calculated for the periods ended March 31, 2019 and March 31, 2018.

Siguler Guff Small Business Credit Opportunities Fund, Inc. Notes to Consolidated Financial Statements March 31, 2019 (Unaudited)

10.	Subsequent Events

On April 23, 2019 and May 13, 2019, the Partnership contributed $200,000 and $1,000,000, respectively to the Fund, bringing the Partnership’s total capital contributed to the Fund since inception to $47,084,257.

On April 17, 2019, the Fund distributed $1,046,552 or $10.47 per share to the Partnership, bringing total distributions to the Partnership since inception to $25,767,042 or $257.67 per share.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which the Investment Manager defines as privately-owned companies with between $2 million to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 million to $100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of March 31, 2019 (excluding the Money Market Fund) consisted of investments held in healthcare services, manufacturing, business equipment, business services, commercial retail, consumer and sporting goods, electronic equipment, general contracting, technical services, security and protection services, telecommunications, processed and packaged goods, and staffing and outsourcing services.

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

The fair value of the Fund’s portfolio investments at March 31, 2019 and December 31, 2018 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following tables summarize the level of the Fund’s assets measured at fair value as of March 31, 2019 and December 31, 2018.

	Assets at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$24,967,284	$24,967,284
Term Notes	-	-	8,226,465	8,226,465
Money Market Fund	69,106	-	-	69,106
Total Portfolio Investments	$69,106	$-	$33,193,749	$33,262,855

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$25,215,672	$25,215,672
Term Notes	-	-	8,110,923	8,110,923
Money Market Fund	184,741	-	-	184,741
Total Portfolio Investments	$184,741	$-	$33,326,595	$33,511,336

At March 31, 2019 and December 31, 2018, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.

The following tables summarize the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below tables are not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of March 31, 2019
Investment Type	Fair Value[1]	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$24,967,284	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	6,983,966	Discounted Cash Flow	Discount Rate	10.0% - 14.5%

Total	$31,951,250

1Not reflected in the table above are Level 3 investments that have been primarily valued based upon recent transactions totaling $1,242,499 as of March 31, 2019.  These recent transactions had no unobservable inputs and were valued at amortized cost.

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

Through March 31, 2019, the Fund had $800 thousand of undistributed earnings. Through December 31, 2018, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2018, distributions were made in excess of distributable earnings by $11.7 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. Distributions in excess of net investment income were $16.2 million as of December 31, 2018.

The Fund records uncertain tax positions in accordance with Financial Accounting Standards Board ASC 740, Income Taxes on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended March 31, 2019 or year ended December 31, 2018, or accrued for as of March 31, 2019 and December 31, 2018.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At March 31, 2019, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2016 remain subject to examination by the various tax jurisdictions.

Results of Operations – For the three months ended March 31, 2019 and three months ended March 31, 2018

Total investment income for the three months ended March 31, 2019 decreased to $1,069,845, as compared to $1,334,345 for the three months ended March 31, 2018, which primarily consisted of interest income on investments held during the reporting period.  The decrease in investment income during the three months ended March 31, 2019 is due to the fact that the interest income received during the quarter was less due to partial repayments of the Fund’s outstanding debt investment balance which decreased the basis for interest income, as well as the fact that on March 28, 2018, the Fund distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a RIC for federal income tax purposes.  The average outstanding principal amount of investments made by the Fund (calculated on a monthly basis) during the three months ended March 31, 2019 decreased to $33,679,724, as compared to $38,135,315 for the three months ended March 31, 2018.

During the three months ended March 31, 2019 and the three months ended March 31, 2018, all senior subordinated note investments held by the Fund had fixed interest rates.  The weighted average interest rate on the outstanding senior subordinated notes that had fixed interest rates was 12.41% for the three months ended March 31, 2019, and 12.37% for the three months ended March 31, 2018. For the three months ended March 31, 2019, all term note investments (other than McVeigh Global Meetings and Events, LLC, “McVeigh” which was purchased in the second quarter of 2018) held by the Fund had floating interest rates.  The fixed interest rate for McVeigh was 12.00% for the three months ended March 31, 2019. The weighted average interest rate on outstanding term notes that had floating interest rates was 12.50% as of March 31, 2019. The weighted average interest rate on outstanding term notes that had floating interest rates was 10.93% for the three months ended March 31, 2018. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total fund expenses for the three months ended March 31, 2019 decreased to $340,518, as compared to $436,681 for the three months ended March 31, 2018.  For the three months ended March 31, 2019, fund expenses consisted of interest expense of $111,310, investment management fees of $98,193, professional fees of $60,801, directors’ fees of $42,250, other general and administrative expenses of $15,755 and amortization of deferred financing costs of $12,209.  For the three months ended March 31, 2018, fund expenses consisted of interest expense of $172,496, investment management fees of $78,675, professional fees of $77,310, directors’ fees of $42,250, amortization of deferred financing costs of $37,238 and other general and administrative expenses of $28,712.  There was no income tax expense for the three months ended March 31, 2019 and March 31, 2018 due to the Fund qualifying for RIC status.  The decrease in fund expenses for the three months ended March 31, 2019 over the three months ended March 31, 2018 was largely due to less interest expenses the Fund incurred on the outstanding credit facility balance as the outstanding balance decreased from $13,022,225 as of March 31, 2018 to $7,407,356 as of March 31, 2019.  In consideration for establishing the credit facility, the Fund paid a facility fee in the amount of 0.25% times the maximum commitment amount.  The credit facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.

The Fund’s investment management fee for the three months ended March 31, 2019 was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement, including the reduction of the management fee from 1.75% to 1.25% of Invested Capital. Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. The Fund’s investment management fee for the three months ended March 31, 2019 amounted to $98,193, and for the three months ended March 31, 2018 amounted to $78,675. “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the three months ended March 31, 2019 and three months ended March 31, 2018 were comprised of legal, audit, tax and other professional fees. Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the three months ended March 31, 2019 was $729,327, as compared to $897,664 for the three months ended March 31, 2018.  The change in net investment income is driven by the factors described above. The Fund continues to make investments in income-producing assets.

There was no net realized gain/(loss) from investments during the three months ended March 31, 2019 or during the three months ended March 31, 2018.  Net change in unrealized gain/(loss) during the three months ended March 31, 2019 amounted to $128,763. There was no net change in unrealized gain/(loss) during the period ended March 31, 2018. Net increase in net assets resulting from operations for the three months ended March 31, 2019 was $858,090, as compared to $897,664 for the three months ended March 31, 2018.

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

Financial Condition, Liquidity, and Capital Resources

During the three months ended March 31, 2019 and March 31, 2018, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  As of March 31, 2019, the Partnership (excluding the Parallel Partnership) had received commitments of capital in the amount of $112,960,000, of which $82,234,880 had been called and of which $45,884,257 was contributed to the Fund.  As of March 31, 2019, $30,725,120 of capital remained uncalled by the Partnership. From inception through March 31, 2019, the Partnership has distributed $12,722,888 to its Partners, of this amount $4,543,392 is subject to recall.

At March 31, 2019, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at March 31, 2019, expects to receive approximately $4,040,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of March 31, 2019, 3.1% of the Fund’s net assets consisted of cash, and for the three months ended March 31, 2018, 24.6% of the Fund’s net assets consisted of cash. During the three months ended March 31, 2019 and the year ended December 31, 2018, the Fund invested in senior subordinated notes, term notes and a Money Market Fund. There were no distributions declared during the period ended March 31, 2019.  On February 16, 2018, the Fund made a cash distribution to the Partnership in the amount of $4,383,035 or $43.83 per share. On March 28, 2018, the Fund distributed in-kind $8,210,308 or $82.10 per share of net assets ($17,520,464 of senior subordinated notes, $2,092,479 of term notes, and $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility) to the Partnership.  From inception through March 31, 2019, the Fund has distributed $24,720,490 or $247.20 per share to the Partnership. The principal balance and fair value of loans in the Fund’s investment portfolio at March 31, 2019 and December 31, 2018 was $33,616,859 and $33,906,959, and $33,193,749 and $33,326,595, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $33,262,855 at March 31, 2019 and $33,511,336 at December 31, 2018. The portfolio investments represent approximately 124% of net assets at March 31, 2019 and approximately 177% of net assets at December 31, 2018 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

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

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 pursuant to the 1940 Act.  As of March 31, 2019, the Fund had an asset coverage ratio of 4.62.

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

On August 8, 2017 and amended on December 15, 2017, August 7, 2018, and February 8, 2019, the Fund, the Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000, collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership.  The Credit Facility is intended to fund the operations of the Fund, Partnership, and Parallel Partnership, and is scheduled to expire on August 8, 2019, subject to extension.  On December 15, 2017, the Credit Facility was amended and increased to $40,000,000.  On August 7, 2018, the Credit Facility was amended and decreased to $29,209,580, through February 8, 2019.  On February 8, 2019, the Credit Facility was extended through August 8, 2019, and the maximum commitment amount of the Credit Facility was amended and decreased to $20,000,000. In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  From the date of the first drawdown through March 31, 2019, the Credit Facility held an outstanding balance of $7,407,356, of which the Fund’s portion was $7,407,356 at a rate between 2.78% and 3.64%.

As mentioned in the previous paragraph, the Fund does bear interest on its outstanding principal amount and is subject to certain fees and costs that could affect its liquidity and cash flows.  As of March 31, 2019, the Fund had incurred financing obligations with respect to interest on borrowings, undrawn fees or unused commitment fees that could have an impact on liquidity cash flows.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation.  The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in interest rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $940,000.

As previously discussed in Item 2 of this 10-Q, the Fund, the Partnership, and Parallel Partnership entered into a Credit Facility agreement on August 8, 2017 and amended on December 15, 2017, August 7, 2018, and February 8, 2019.  As of March 31, 2019, the Credit Facility held an outstanding balance of $7,407,356, of which the Fund’s portion was $7,407,356.  Because the Fund has elected to use leverage in the form of a Credit Facility, its sensitivity to changes in interest rates and other risks could be substantially greater. Assuming no changes in the Credit Facility structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $58,000.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Fund have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through March 31, 2019, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities
This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the first fiscal quarter of 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
January 1, 2019 through January 31, 2019	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
February 1, 2019 through February 28, 2019	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
March 1, 2019 through March 31, 2019	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

The Fund held its final close on September 29, 2017 (as referenced in Item 5 Other Information), and as of March 31, 2019, the Fund made cumulative distributions of $24,720,490 or $247.20 per share to the Partnership.

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
(c)
On April 15, 2019, the Fund’s principal address changed from 825 Third Avenue, 10th Floor New York, NY 10022 to 200 Park Avenue, 23rd Floor New York, NY 10166.  This change in address was disclosed in Form 8-K as filed with the SEC on April 16, 2019.

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

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

May 14, 2019	By:	/s/ Jun Isoda
	Name:	Jun Isoda
	Title:	Chief Financial Officer

May 14, 2019	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President