Form 10-Q
period 2019-06-30
SIGULER GUFF SMALL BUSINESS CREDIT OPPORTUNITIES FUND, INC
filed 2019-08-14
CIK 1614173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

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

NOT APPLICABLE
(Former name or former address, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒ Yes ☐ No

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2019, there were 100,000 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Consolidated Statements of Assets and Liabilities (Unaudited) As of June 30, 2019 and December 31, 2018	5

	Consolidated Schedules of Portfolio Investments (Unaudited) As of June 30, 2019 and December 31, 2018	6

	Consolidated Statements of Operations (Unaudited) For the Three Months Ended June 30, 2019 and 2018 and the Six Months Ended June 30, 2019 and 2018	8

	Consolidated Statements of Changes in Net Assets (Unaudited) For the Three Months Ended June 30, 2019 and 2018 and the Six Months Ended June 30, 2019 and 2018	9

	Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2019 and June 30, 2018	10

	Notes to Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	40

Item 6.	Exhibits	40

	SIGNATURES	41

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;

•	the adequacy of our cash resources and working capital including our ability to raise additional capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a qualifying regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Siguler Guff Advisers, LLC (“Siguler Guff Advisers” or the “Investment Manager”) and its affiliates;
•	general price and volume fluctuations in the financial markets;
•	the ability of the Investment Manager to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2019	December 31, 2018
Assets
Portfolio Investments at Fair Value:
Non-controlled, non-affiliated portfolio investments (cost, June 30, 2019: $31,340,619; December 31, 2018: $33,640,099)	$31,340,619	$33,511,336
Cash	389,807	526,039
Interest receivable	119,363	40,818
Other receivable	117,433	128,201
Due from Affiliate	49,625	156,888
Prepaid taxes	15,414	4,603
Deferred financing costs (net of accumulated amortization, June 30, 2019: $148,662; December 31, 2018: $123,953)	5,357	5,066
Total Assets	$32,037,618	$34,372,951

Liabilities
Accrued expenses and other liabilities	$185,264	$258,859
Due to Affiliate	107,934	42,435
Investor note credit facility	-	15,057,356
Investment Management Fee payable	-	105,255
Due to Portfolio Investment	-	508
Total Liabilities	293,198	15,464,413
Net Assets	$31,744,420	$18,908,538

Commitments and Contingencies (Note 8)

Components of Net Assets
Common stock, $0.001 par value, 10,000,000 shares authorized, 100,000 issued and 100,000 outstanding at June 30, 2019 and December 31, 2018	100	100
Paid-in capital in excess of par	30,626,368	17,923,750
Distributable earnings	1,117,952	984,688
Total Net Assets	$31,744,420	$18,908,538

Net Asset Value Per Share	$317.44	$189.09

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
June 30, 2019

Portfolio Investment	Industry	Interest Rate / Payment-in-Kind Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (76%) (1), (2)
United States
Audax AAMP Holdings, Inc.	Electronic Equipment	12.91% / 0.00%	02/15/2023	$5,388,730	$5,303,693
Chairman's Foods, LLC	Processed & Packaged Goods	11.00% / 2.00%	01/16/2024	$1,285,116	1,264,484
Drew Foam Companies Inc.	Manufacturing	11.00% / 1.00%	11/30/2023	$1,303,407	1,281,263
Earthlite, LLC	Business Equipment	11.00% / 1.50%	07/11/2022	$1,279,809	1,264,702
Gatekeeper Systems, Inc.	Security & Protection Services	11.00% / 1.00%	03/02/2022	$1,293,596	1,280,666
La Tavola, LLC	Commercial Retail	8.00% / 4.75%	06/01/2021	$1,352,276	1,342,503
Medsurant Holdings, LLC	Healthcare Services	12.25% / 0.75%	06/30/2020	$1,286,362	1,273,587
Northeastern Bus Rebuilders Inc.	Business Services	10.00% / 2.00%	06/05/2022	$5,602,816	5,551,088
Resource Employment Solutions, LLC	Staffing & Outsourcing Services	11.00% / 2.00%	11/10/2023	$1,318,576	1,296,404
S.R. Smith, LLC	Consumer / Sporting Goods	11.00% / 0.00%	03/27/2022	$1,597,219	1,586,732
Schlotterbeck & Foss, LLC	Processed & Packaged Goods	11.00% / 1.00%	03/01/2023	$1,405,415	1,387,170
Taylored Services LLC	Business Services	11.00% / 2.00%	12/21/2023	$1,455,732	1,430,751
Total Senior Subordinated Notes (Cost: $24,263,043)					$24,263,043

Term Notes (22%) (1), (2)
United States
Arc Drilling, LLC	Manufacturing	LIBOR + 9.50% (1.25% floor) / 1.00%	11/17/2022	$1,286,877	$1,281,428
McVeigh Global Meetings and Events, LLC	Business Services	10.00% / 2.00%	06/29/2023	$3,006,068	2,955,080
NetFortris Operating Co., Inc. (3)	Telecommunications	LIBOR + 9.00% (0.50% floor) / 0.00%	02/21/2021	$1,227,892	1,233,095
Prism Spectrum Holdings LLC	General Contracting	LIBOR + 9.50% (2.25% floor) / 0.00%	02/06/2023	$1,529,979	1,500,987
Total Term Notes (Cost: $6,970,590)					$6,970,590
Total Senior Subordinated and Term Notes (Cost: $31,233,633)					$31,233,633

Money Market Fund (0%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $106,986)	U.S. Treasury Bills and Notes			106,986	$106,986

Total United States (Cost: $31,340,619)					$31,340,619

Total Portfolio Investments (Cost: $31,340,619)					$31,340,619

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

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Schedules of Portfolio Investments (Unaudited)
December 31, 2018

Portfolio Investment	Industry	Interest Rate / Payment-in-Kind Rate	Maturity	Principal / Shares	Fair Value

Senior Subordinated Notes (133%) (1), (2)
United States
Audax AAMP Holdings, Inc.	Electronic Equipment	12.91% / 0.00%	02/15/2023	$5,388,730	$5,295,005
Chairman's Foods, LLC	Processed & Packaged Goods	11.00% / 2.00%	01/16/2024	$1,285,116	1,263,299
Drew Foam Companies Inc.	Manufacturing	11.00% / 1.00%	11/30/2023	$1,296,909	1,273,013
Earthlite, LLC	Business Equipment	11.00% / 1.50%	07/11/2022	$1,279,809	1,262,730
Gatekeeper Systems, Inc.	Security & Protection Services	11.00% / 1.00%	03/02/2022	$1,287,147	1,272,279
La Tavola, LLC	Commercial Retail	8.00% / 4.75%	06/01/2021	$1,320,600	1,308,807
Medsurant Holdings, LLC	Healthcare Services	12.25% / 0.75%	06/30/2020	$1,286,362	1,267,923
Northeastern Bus Rebuilders Inc.	Business Services	10.00% / 2.00%	06/05/2022	$5,602,816	5,543,981
Resource Employment Solutions, LLC	Staffing & Outsourcing Services	11.00% / 2.00%	11/10/2023	$1,305,467	1,281,628
S.R. Smith, LLC	Consumer / Sporting Goods	11.00% / 0.00%	03/27/2022	$1,597,219	1,585,136
Schlotterbeck & Foss, LLC	Processed & Packaged Goods	11.00% / 1.00%	03/01/2023	$1,398,415	1,378,317
Taylored Services LLC	Business Services	11.00% / 2.00%	12/21/2023	$1,441,099	1,414,327
Trachte, LLC	Manufacturing	11.00% / 1.00%	04/13/2021	$1,082,637	1,069,227
Total Senior Subordinated Notes (Cost: $25,215,672)					$25,215,672

Term Notes (43%) (1), (2)
United States
Arc Drilling, LLC	Manufacturing	LIBOR + 9.50% (1.25% floor) / 1.00%	11/17/2022	$1,300,064	$1,161,837
McVeigh Global Meetings and Events, LLC	Business Services	10.00% / 2.00%	06/29/2023	$3,021,250	2,965,339
NetFortris Operating Co., Inc. (3)	Telecommunications	LIBOR + 9.00% (0.50% floor) / 0.00%	02/21/2021	$1,227,892	1,234,053
Prism Spectrum Holdings LLC	General Contracting	LIBOR + 9.50% (2.25% floor) / 0.00%	02/06/2023	$1,529,979	1,500,990
Whitney, Bradley & Brown, Inc.	Technical Services	LIBOR + 9.00% (1.00% floor) / 0.00%	10/18/2022	$1,255,448	1,248,704
Total Term Notes (Cost: $8,239,686)					$8,110,923
Total Senior Subordinated and Term Notes (Cost: $33,455,358)					$33,326,595

Money Market Fund (1%)
United States
Western Asset Institutional U.S. Treasury Reserves (Cost: $184,741)	U.S. Treasury Bills and Notes			184,741	$184,741

Total United States (Cost: $33,640,099)					$33,511,336

Total Portfolio Investments (Cost: $33,640,099)					$33,511,336

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

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Investment Income
Non-Controlled, Non-Affiliated Investments:
Interest income	$984,284	$2,001,157	$839,425	$2,168,174
Payment-in-kind interest income	47,688	98,984	40,001	102,548
Other income	(6,383)	(4,707)	(8,685)	(8,685)
Reallocation of other income	-	-	-	(56,951)
Total Investment Income	1,025,589	2,095,434	870,741	2,205,086

Expenses
Investment Management Fee	95,134	193,327	101,163	179,838
Interest	56,485	167,795	132,176	304,672
Professional fees	97,533	158,334	122,462	199,772
Directors fees	44,250	86,500	44,250	86,500
Amortization of deferred financing costs	12,500	24,709	20,054	57,292
Other general and administrative	(5,295)	10,460	5,242	33,954
Total Expenses	300,607	641,125	425,347	862,028
Net Investment Income/(Loss)	724,982	1,454,309	445,394	1,343,058

Net Gain/(Loss) on Portfolio Investments
Non-Controlled, Non-Affiliated Investments:
Net Change in Unrealized Gain/(Loss) on Portfolio Investments	-	128,763	-	-
Net Realized Gain/(Loss) on Portfolio Investments	16,162	16,162	-	-
Net Gain/(Loss) on Portfolio Investments	16,162	144,925	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	$741,144	$1,599,234	$445,394	$1,343,058

Net Investment Income/(Loss) Per Share (Basic and Diluted)	$7.25	$14.54	$4.45	$13.43

Net Increase/(Decrease) in Net Assets Resulting from Operations Per Share (Basic and Diluted)	$7.41	$15.99	$4.45	$13.43

Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss)	$724,982	$1,454,309	$445,394	$1,343,058
Net change in unrealized gain/(loss) on Portfolio Investments	-	128,763	-	-
Net realized gain/(loss) on Portfolio Investments	16,162	16,162	-	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	741,144	1,599,234	445,394	1,343,058

Capital Stock Transactions
Contributions from stockholder	7,909,840	14,993,040	-	-
Distributions from distributable earnings [1]	(3,756,392)	(3,756,392)	-	(2,585,123)
Distributions from tax basis return of capital	-	-	-	(10,008,220)
Net Increase/(Decrease) in Net Assets From Capital Stock Transactions	4,153,448	11,236,648	-	(12,593,343)

Total Increase/(Decrease) in Net Assets
Increase/(Decrease) in net assets	4,894,592	12,835,882	445,394	(11,250,285)
Net assets at beginning of period	26,849,828	18,908,538	17,636,825	29,332,504
Net Assets at End of Period	$31,744,420	$31,744,420	$18,082,219	$18,082,219

Capital Share Activity
Shares issued	-	-	-	-
Shares redeemed	-	-	-	-
Net Increase/(Decrease) in Shares Outstanding	-	-	-	-

1 In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  For comparative purposes, the June 30, 2018 financial data has been aggregated to comply with the SEC Release.  As of June 30, 2018, there was $12,300,933 of paid-in capital distributed to stockholder, $226,107 of distributions from net investment income/(loss) and $66,303 of distributions from net realized gain/(loss).  Refer to Footnote 2 for more information surrounding the SEC Release.

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Cash Flows From Operating Activities
Net Increase/(Decrease) in Net Assets Resulting from Operations	$1,599,234	$1,343,058
Adjustments to reconcile Net Increase/(Decrease) in Net Assets
Resulting from Operations to Net Cash Provided By/Used in Operating Activities:
Net (Gain)/Loss on Portfolio Investments	(144,925)	-
Purchases of Portfolio Investments	-	(21,384,180)
Sales of Portfolio Investments	2,463,306	10,108,268
Payment-in-kind interest income	(98,984)	(102,548)
Accretion of discount on notes	(49,188)	(54,842)
Amortization of deferred financing costs	24,709	57,292
Decrease/(Increase) in interest receivable	(78,545)	(62,798)
Decrease/(Increase) in other receivable	10,768	65,636
Decrease/(Increase) in due from Affiliate(s)	107,263	98,255
Decrease/(Increase) in prepaid taxes	(10,811)	(11,332)
(Decrease)/Increase in accrued expenses and other liabilities	(73,595)	42,992
(Decrease)/Increase in due to Affiliate	65,499	(1,512)
(Decrease)/Increase in Investment Management Fee payable	(105,255)	-
Net Cash Provided By/(Used in) Operating Activities	3,709,476	(9,901,711)

Cash Flows From Financing Activities
Contributions from stockholder	14,993,040	-
Distributions paid to stockholder	(3,756,392)	(4,383,035)
Proceeds from investor note credit facility	-	15,057,356
Payment of investor note credit facility	(15,057,356)	-
Deferred financing costs paid	(25,000)	-
Net Cash Provided by/(Used in) Financing Activities	(3,845,708)	10,674,321
Net Increase/(Decrease) in Cash	(136,232)	772,610

Cash
Beginning of period	526,039	4,346,368
End of period	$389,807	$5,118,978

Supplemental cash flow information
Income Taxes Paid	$10,811	$11,332
Interest Paid	$159,460	$275,808
In-Kind Distribution of Portfolio Investments to Stockholder	$-	$19,612,943
In-Kind Distribution of Deferred Financing Costs to Stockholder	$-	$25,140
In-Kind Distribution of Investor Note Credit Facility to Stockholder	$-	$(11,427,775)

The accompanying notes are an integral part of these consolidated financial statements.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)

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
June 30, 2019 (Unaudited)

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Fund's Annual Report on Form 10-K filed with the SEC on March 28, 2019.

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

The financial statements include portfolio investments at fair value of $31,340,619 at June 30, 2019 and $33,511,336 at December 31, 2018. The portfolio investments represent approximately 98% of net assets at June 30, 2019 and approximately 177% of net assets at December 31, 2018 and their fair values have been determined in good faith by the Fund's Board of Directors (“Directors”). Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
June 30, 2019 (Unaudited)

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
June 30, 2019 (Unaudited)

Under the income approach, the Fund generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The fair value of the Fund's portfolio investments at June 30, 2019 and December 31, 2018 was determined in good faith by the Directors. The Directors are ultimately responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy.  Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized and the differences could be material.

The following tables summarize the level of the Fund’s assets measured at fair value as of June 30, 2019 and December 31, 2018:

	Assets at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$24,263,043	$24,263,043
Term Notes	-	-	6,970,590	6,970,590
Money Market Fund	106,986	-	-	106,986
Total Portfolio Investments	$106,986	$-	$31,233,633	$31,340,619

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$25,215,672	$25,215,672
Term Notes	-	-	8,110,923	8,110,923
Money Market Fund	184,741	-	-	184,741
Total Portfolio Investments	$184,741	$-	$33,326,595	$33,511,336

At June 30, 2019 and December 31, 2018, 100% of the Fund’s Portfolio Investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s results of operations.

The following tables summarize the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below tables are not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair values:

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)

			Unobservable Input as of June 30, 2019
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$24,263,043	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	6,970,590	Discounted Cash Flow	Discount Rate	9.9% - 14.4%

Total	$31,233,633

			Unobservable Input as of December 31, 2018
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$25,215,672	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	8,110,923	Discounted Cash Flow	Discount Rate	9.5% - 14.8%
		Yield Analysis	Discount Rate	11.0%

Total	$33,326,595

The following is a rollforward of the portfolio investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2019
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Net Change in Unrealized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$24,967,284	$-	$(773,213)	$-	$57,722	$11,250	$-	$24,263,043
Term Notes	8,226,465	-	(1,271,461)	-	10,674	4,912	-	6,970,590
Total	$33,193,749	$-	$(2,044,674)	$-	$68,396	$16,162	$-	$31,233,633

	For the Six Months Ended June 30, 2019
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Net Change in Unrealized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$25,215,672	$-	$(1,082,633)	$-	$118,754	$11,250	$-	$24,263,043
Term Notes	8,110,923	-	(1,303,426)	-	29,418	4,912	128,763	6,970,590
Total	$33,326,595	$-	$(2,386,059)	$-	$148,172	$16,162	$128,763	$31,233,633

	For the Three Months Ended June 30, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Net Change in Unrealized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$20,897,150	$3,923,565	$-	$-	$46,312	$-	$-	$24,867,027
Term Notes	5,065,154	2,975,049	(10,843)	-	12,703	-	-	8,042,063
Total	$25,962,304	$6,898,614	$(10,843)	$-	$59,015	$-	$-	$32,909,090

	For the Six Months Ended June 30, 2018
	Beginning Balance	Purchases	Sales Proceeds	Distribution	Accretion/Payment- in-Kind Interest Income	Net Realized Gain/(Loss)	Net Change in Unrealized Gain/(Loss)	Ending Balance
Senior Subordinated Notes	$28,511,612	$15,846,716	$(2,105,927)	$(17,520,464)	$135,090	$-	$-	$24,867,027
Term Notes	5,872,743	5,537,464	(1,297,965)	(2,092,479)	22,300	-	-	8,042,063
Total	$34,384,355	$21,384,180	$(3,403,892)	$(19,612,943)	$157,390	$-	$-	$32,909,090

Transfers in and out of Level 3 are recognized at the beginning of the period in which they occur. No transfers occurred during the three and six month periods ending June 30, 2019 and June 30, 2018. Net change in unrealized gain/(loss) and net realized gain/(loss), if any, on Level 3 Portfolio Investments in the tables above are included in the accompanying Consolidated Statement of Operations.  For the six month period ended June 30, 2019, the Fund had a net change in unrealized gain/(loss) of $128,763 on Level 3 portfolio investments still held by the Fund as of the financial statement date.  For the three month period ended June 30, 2019 and the three and six month periods ended June 30, 2018, the Fund had a net change in unrealized gain/(loss) of $0 on Level 3 portfolio investments still held by the Fund as of the financial statement date.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

Other income includes the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris Operating Co., Inc. (“NetFortris”) term notes.  The reallocation of other income as of June 30, 2018 is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership on March 28, 2018.  The reduction of other income as of June 30, 2019 and June 30, 2018 is due to a reduction of the exit fee rate during the period.

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
June 30, 2019 (Unaudited)

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

As of June 30, 2019
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation/ (Depreciation)	Fair Value
Senior Subordinated Notes	$24,407,704	$-	$(144,661)	$(144,661)	$24,263,043
Term Notes	6,997,506	-	(26,916)	(26,916)	6,970,590
Money Market Fund	106,986	-	-	-	106,986
Total	$31,512,196	$-	$(171,577)	$(171,577)	$31,340,619

As of December 31, 2018
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation/ (Depreciation)	Fair Value
Senior Subordinated Notes	$25,377,503	$-	$(161,831)	$(161,831)	$25,215,672
Term Notes	8,309,969	-	(199,046)	(199,046)	8,110,923
Money Market Fund	184,741	-	-	-	184,741
Total	$33,872,213	$-	$(360,877)	$(360,877)	$33,511,336

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

Through June 30, 2019, the Fund had no undistributed earnings. Through December 31, 2018, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2018, distributions were made in excess of distributable earnings by $11.7 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. Distributions in excess of net investment income were $16.2 million as of December 31, 2018.

The Fund records uncertain tax positions in accordance with FASB ASC 740, Income Taxes (“ASC 740”), on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended June 30, 2019 and year ended December 31, 2018 or accrued for as of June 30, 2019 and December 31, 2018.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At June 30, 2019, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2016 remain subject to examination by the various tax jurisdictions.

Other Receivable
Included in other receivable is the estimated amount of the exit fee due to the Fund in connection with the purchase of the NetFortris term notes.  The exit fee rate of the NetFortris term notes is 2.75% per year of the outstanding principal balance of the term notes through the fiscal quarter ending June 30, 2019.  Thereafter, the exit fee rate of the NetFortris term notes is 2.75% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is greater than or equal to 3.50x, 1.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.50x and greater than or equal to 3.00x or 0.25% per year of the outstanding principal balance of the term notes if the senior leverage ratio of the portfolio investment is less than 3.00x.  The exit fee accrues monthly and will be repaid in addition to the principal at the maturity date, or if repaid earlier.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)

On March 28, 2018, the Fund reallocated a portion of the other receivable and corresponding other income correlated to the asset distribution to the Partnership to be qualified as a RIC for federal income tax purposes (see Note 2).

Investor Note Credit Facility
On August 8, 2017, the Fund, Partnership and Parallel Partnership entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000 collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership. On December 15, 2017, the Credit Facility was amended and increased to $40,000,000. The Credit Facility is intended to fund the operations of the Fund, Partnership and Parallel Partnership and was originally scheduled to expire on August 8, 2018, subject to extension.  On August 7, 2018, the Credit Facility was extended and was originally scheduled to expire on February 8, 2019.  The maximum commitment amount of the Credit Facility was amended and decreased to $29,209,580 through February 8, 2019.  On February 8, 2019, the maximum commitment amount of the Credit Facility was amended and decreased to $20,000,000 and expired on August 8, 2019. In consideration for establishing the Credit Facility, the Fund, Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense. On March 28, 2018, the Fund distributed a portion of the outstanding Credit Facility balance correlated to the asset distribution to the Partnership to be qualified as a RIC for federal income tax purposes (see Note 2).  From the date of the Fund’s first drawdown on August 24, 2017 through the date of the Fund’s last drawdown on June 28, 2018, the Fund had drawn down from the Credit Facility at a rate between 2.78% and 3.64%.  As of June 30, 2019, the Credit Facility held an outstanding balance of $15,450,000 which was solely attributable to the Partnership and Parallel Partnership. The weighted average interest rate for the period ending June 30, 2019 was 4.02%. The balance presented on the Consolidated Statement of Assets and Liabilities approximates its fair value, which would be categorized as Level 3 within the fair value hierarchy.

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 under the 1940 Act.  As of June 30, 2019, since the Fund did not have any debt outstanding, there was no longer a need to calculate the asset coverage ratio.

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
June 30, 2019 (Unaudited)

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
June 30, 2019 (Unaudited)

3.	Portfolio Investments

The terms and conditions of the portfolio investments, including restrictions on resale, are subject to the terms of the companies’ purchase and sale agreements, limited partnership agreements, private placement memoranda and other governing documents.

There were no purchases of investments for the period ended June 30, 2019 (including contributions to investments and capitalized expenses).  Sales of investments for the period ended June 30, 2019 totaled $2,463,306.  Purchases of investments for the period ended June 30, 2018 totaled $21,384,180. Sales of investments for the period ended June 30, 2018 totaled $10,108,268.  On March 28, 2018, there was also $19,612,943 of portfolio investments distributed to the Partnership in order for the Fund to be qualified as a RIC for federal income tax purposes.

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

The Fund is owned entirely by the Partnership, to which the Fund sold 100,000 shares (“Initial Shares”), at a price of $0.25 per share in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(2) and Regulation D (“Regulation D”) thereof.  The Partnership offers and sells limited partnership interests (the “Interests”) to investors (the “Limited Partners”) in an offering exempt from the registration requirements of the 1933 Act pursuant to Regulation D, and will sell its Interests in offerings solely to persons that are both “accredited investors”, as that term is defined in Regulation D, and “qualified purchasers” within the meaning of the 1940 Act.  To the extent called for by the Fund, the Partnership, subject to its approval of the need for such funds, may make further contributions to the capital of the Fund to the extent of the Limited Partners’ capital commitment to the Partnership (“Committed Equity Capital”).  Total Committed Equity Capital of the Partnership is $112,960,000. Total contributed capital to the Partnership through June 30, 2019 was $92,401,280, of which $53,794,097 was contributed to the Fund.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

As of June 30, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

5.	Distributions

Distributions are declared at the sole discretion of the Directors.  On April 17, 2019 and June 25, 2019, the Fund declared and paid distributions to the Partnership in the amount of $1,046,552 and $2,709,840 or $10.47 and $27.10 per share, respectively.  On February 16, 2018, the Fund declared and paid a distribution to the Partnership in the amount of $4,383,035 or $43.83 per share.  Additionally, on March 28, 2018, the Fund distributed assets totaling $19,638,083 and liabilities totaling $11,427,775 to the Partnership, which was performed to enable the Fund to be qualified as a RIC for federal income tax purposes (see Note 2).  From inception through June 30, 2019, the Fund has distributed $28,476,882 or $284.77 per share to the Partnership.  From inception through June 30, 2019, the Partnership has distributed $15,976,958 to its Partners, of this amount $4,444,248 is subject to recall.

6.	Related Party Transactions

The Fund has a Board of Directors, a majority of whom are directors that are not “interested persons” of the Fund, as defined in the 1940 Act (the “Independent Directors”).  During the three and six month periods ended June 30, 2019 and June 30, 2018, the Independent Directors received compensation from the Fund aggregating to $44,250 and $86,500, respectively.

The General Partner of the Partnership and Parallel Partnership has committed $10,000 each to the Partnership and Parallel Partnership, and Affiliates of the General Partner have committed $300,000 and $12,030,000 to the Partnership and Parallel Partnership, respectively.

Pursuant to the Partnership Agreement, the General Partner of the Partnership and Parallel Partnership shall bear all costs related to the organization, offering, distribution and placement of the partnership interests in the Partnership and Parallel Partnership that exceed $1,500,000 or 0.40% of the Aggregate Capital Commitments.  As of June 30, 2019, the General Partner incurred a total of $152,397 of expenses over this threshold related to the Partnership and Parallel Partnership.  For the periods ended June 30, 2019 and June 30, 2018, the Fund did not incur any expenses that were over this threshold.

Due to/from Affiliate represents amounts paid by or on behalf of the Fund by the Partnership and Parallel Partnership in connection with the purchase of underlying investments and income and expenses paid or received on behalf of the Fund.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)

On March 28, 2018, the Fund sold $2,148,905 of senior subordinated notes at amortized cost which equated fair value in Chairman’s Foods, LLC and $1,307,355 of term notes at amortized cost which equated fair value in Prism Spectrum Holdings LLC to an affiliated entity.

7.	Fees and Expenses

As compensation for its services, the Investment Manager will receive an investment management fee from the Fund (the “Investment Management Fee”).  The Investment Management Fee was paid by the Fund quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of such quarterly period. “Invested Capital” means the cost basis of the portfolio investments of the Fund (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds. Offset Fees have been applied to reduce payments of the Management Fees paid by the Fund for the period ended June 30, 2019.

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

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for the periods ended June 30, 2019 and June 30, 2018.

Siguler Guff Small Business Credit Opportunities Fund, Inc.
Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Total Return	6.14%	6.17%

Per Share Amounts:
Net Asset Value, Beginning of Period	$189.09	$293.33
Net Investment Income/(Loss)	14.54	13.43
Net Unrealized Gain/(Loss) on Portfolio Investments	1.29	-
Net Realized Gain/(Loss) on Portfolio Investments	0.16	-
Net Increase/(Decrease) in Net Assets Resulting from Operations	15.99	13.43
Contributions from Stockholder	149.93	-
Paid-in capital distributed to stockholder	(22.90)	(123.02)
Distributions from net investment income/(loss)	(14.67)	(2.26)
Distributions from net realized gain/(loss)	-	(0.66)
Net Asset Value, End of Period	$317.44	$180.82

Net Assets, End of Period	$31,744,420	$18,082,219
Average Net Assets	$25,478,533	$22,092,091

Ratios / Supplemental Data:
Ratio of net investment income/(loss) to average net assets	5.71%	6.08%
Ratio of total expenses to average net assets	2.52%	3.90%
Common Shares Outstanding, End of Period	100,000	100,000
Portfolio Turnover Rate	0.00%	10.08%
Average Outstanding Borrowings[1]	$7,618,489	$17,708,709
Asset Coverage Ratio[2]	N/A	1.89

1The average outstanding borrowings have been calculated for the periods ended June 30, 2019 and June 30, 2018.

2The asset coverage ratio for the six month period ended June 30, 2019 is listed as N/A because the Fund did not have any debt outstanding.

10.	Subsequent Events

On August 8, 2019, the Fund returned capital previously contributed by the Partnership of $500,000, bringing the Partnership’s total capital contributed to the Fund since inception to $53,294,097.

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

The Fund is a specialty finance investment company providing financing and advisory services to carefully selected companies in the lower middle market, which the Investment Manager defines as privately-owned companies with between $2 million to $15 million of earnings before income tax, depreciation and amortization (“EBITDA”), and between $10 million to $100 million of revenue. The Fund’s investments generally take the form of mezzanine debt, “unitranche” loans with a first lien on the company’s assets, as well as second lien loans. The Partnership generally seeks to purchase equity securities alongside the Fund’s investments into those same companies, generally with an aggregate cost of up to 20% of the value of the investment. The Partnership also may extend mezzanine financing in forms other than subordinated loans, such as convertible loans and preferred stock. The Fund commenced investment operations on October 13, 2015, and its portfolio as of June 30, 2019 (excluding the Money Market Fund) consisted of investments held in healthcare services, manufacturing, business equipment, business services, commercial retail, consumer and sporting goods, electronic equipment, general contracting, security and protection services, telecommunications, processed and packaged goods, and staffing and outsourcing services.

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

The fair value of the Fund’s portfolio investments at June 30, 2019 and December 31, 2018 was determined in good faith by the Fund’s Board of Directors. The Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Fund’s valuation policy and a consistently applied valuation process.

The following tables summarize the level of the Fund’s assets measured at fair value as of June 30, 2019 and December 31, 2018.

	Assets at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$24,263,043	$24,263,043
Term Notes	-	-	6,970,590	6,970,590
Money Market Fund	106,986	-	-	106,986
Total Portfolio Investments	$106,986	$-	$31,233,633	$31,340,619

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Senior Subordinated Notes	$-	$-	$25,215,672	$25,215,672
Term Notes	-	-	8,110,923	8,110,923
Money Market Fund	184,741	-	-	184,741
Total Portfolio Investments	$184,741	$-	$33,326,595	$33,511,336

At June 30, 2019 and December 31, 2018, 100% of the Fund’s portfolio investments have been classified within Level 3, with the exception of the Money Market Fund.  Assumptions used by the Fund due to the lack of observable inputs may significantly impact fair value determinations and therefore the Fund’s results of operations.

The following tables summarize the significant unobservable inputs the Fund used to value investments categorized within Level 3.  The below tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the determination of fair values:

			Unobservable Input as of June 30, 2019
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$24,263,043	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	6,970,590	Discounted Cash Flow	Discount Rate	9.9% - 14.4%

Total	$31,233,633

			Unobservable Input as of December 31, 2018
Investment Type	Fair Value	Primary Valuation Technique	Input	Range

Senior Subordinated Notes	$25,215,672	Discounted Cash Flow	Discount Rate	10.0% - 14.0%

Term Notes	8,110,923	Discounted Cash Flow	Discount Rate	9.5% - 14.8%
		Yield Analysis	Discount Rate	11.0%

Total	$33,326,595

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

Other income includes the estimated amount of the exit fee due in connection with the purchase of the NetFortris Operating Co., Inc. (“NetFortris”) term notes. The reallocation of other income as of June 30, 2018 is due to a portion of the exit fee and corresponding receivable being distributed to the Partnership on March 28, 2018.  The reduction of other income as of June 30, 2019 and June 30, 2018 is due to a reduction of the exit fee rate during the period.

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

Through June 30, 2019, the Fund had no undistributed earnings. Through December 31, 2018, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2018, distributions were made in excess of distributable earnings by $11.7 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. Distributions in excess of net investment income were $16.2 million as of December 31, 2018.

The Fund records uncertain tax positions in accordance with Financial Accounting Standards Board ASC 740, Income Taxes on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Fund has determined that there are no uncertain tax positions that would have a material impact to the financial statements of the Fund, and therefore, no provisions are required to be recorded by the Fund. The Fund does not anticipate significant increases to uncertain tax positions in the next twelve months. The Fund will recognize any interest and penalties, if applicable, for any uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended June 30, 2019 or year ended December 31, 2018, or accrued for as of June 30, 2019 and December 31, 2018.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable.  At June 30, 2019, no examinations were being conducted by the Internal Revenue Service or any other taxing authority.  Under the respective statute of limitations, tax years beginning in 2016 remain subject to examination by the various tax jurisdictions.

Results of Operations – For the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018

Total investment income for the three months ended June 30, 2019 increased to $1,025,589, as compared to $870,741 for the three months ended June 30, 2018, which primarily consisted of interest income on investments held during the reporting period.  The increase in investment income during the three months ended June 30, 2019 is due to the fact that the interest rate used for floating interest rates was higher during the three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018.  Total investment income for the six months ended June 30, 2019 decreased to $2,095,434, as compared to $2,205,086 for the six months ended June 30, 2018. The decrease in investment income during the six months ended June 30, 2019 is due to the fact that the Fund sold investments in Trachte, LLC and Whitney, Bradley & Brown, Inc. during the period which decreased the interest paying investment base.  Additionally, for the six month period ending June 30, 2018, the Fund distributed assets and corresponding liabilities to the Partnership, which was performed to enable the Fund to be qualified as a RIC for federal income tax purposes. The average outstanding principal amount of investments made by the Fund (calculated on a monthly basis) during the three months ended June 30, 2019 increased to $32,299,757, as compared to $28,440,746 for the three months ended June 30, 2018. The average outstanding principal amount of loans made by the Fund (calculated on a monthly basis) during the six months ended June 30, 2019 decreased to $32,900,152, as compared to $34,279,010 for the six months ended June 30, 2018.

During the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018, all senior subordinated note investments held by the Fund had fixed interest rates.  The weighted average interest rate on the outstanding senior subordinated notes that had fixed interest rates was 12.42% for the three and six months ended June 30, 2019, and three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, all term note investments (other than McVeigh Global Meetings and Events, LLC, “McVeigh” which was purchased in the second quarter of 2018) held by the Fund had floating interest rates.  The fixed interest rate for McVeigh was 12.00% for the three and six months ended June 30, 2019, and three and six months ended June 30, 2018. The weighted average interest rate on outstanding term notes that had floating interest rates was 12.73% as of June 30, 2019 as compared to 11.94% as of June 30, 2018. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on factors including, but not limited to, pre-payments of outstanding loans, defaults or uncollectibility of payments, and changes in interest rates.

Total fund expenses for the three months ended June 30, 2019 decreased to $300,607, as compared to $425,347 for the three months ended June 30, 2018.  For the three months ended June 30, 2019, fund expenses consisted of investment management fees of $95,134, interest expense of $56,485, professional fees of $97,533, directors’ fees of $44,250, amortization of deferred financing costs of $12,500 and other general and administrative expenses of ($5,295).  For the three months ended June 30, 2018, fund expenses consisted of interest expense of $132,176, professional fees of $122,462, investment management fees of $101,163, directors’ fees of $44,250, amortization of deferred financing costs of $20,054 and other general and administrative expenses of $5,242.  Total fund expenses for the six months ended June 30, 2019 decreased to $641,125, as compared to $862,028 for the six months ended June 30, 2018. For the six months ended June 30, 2019, fund expenses consisted of investment management fees of $193,327, interest expense of $167,795, professional fees of $158,334, directors’ fees of $86,500, amortization of deferred financing costs of $24,709, and other general and administrative expenses of $10,460. For the six months ended June 30, 2018, fund expenses consisted of interest expense of $304,672, investment management fees of $179,838, professional fees of $199,772, directors’ fees of $86,500, amortization of deferred financing costs of $57,292, and other general and administrative expenses of $33,954. There was no income tax expense for the six months ended June 30, 2019 and June 30, 2018 due to the Fund qualifying for RIC status. The decrease in fund expenses for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was largely due to less interest expenses incurred by the Fund on the outstanding credit facility balance as the outstanding balance decreased from $20,429,580 as of June 30, 2018 to $0 as of June 30, 2019.  In consideration for establishing the credit facility, the Fund paid a facility fee in the amount of 0.25% times the maximum commitment amount.  The credit facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.

The Fund’s investment management fee for the three and six months ended June 30, 2019 was computed and paid quarterly in arrears in an amount equal to 1.25% per annum of the Fund’s Invested Capital, as measured as of the close of business on the last business day of each quarterly period. On November 9, 2016, the Independent Directors of the Fund’s Board approved amendments to the Investment Management Agreement, including the reduction of the management fee from 1.75% to 1.25% of Invested Capital. Prior to the Independent Director approval of the management fee reduction, the Investment Manager elected to voluntarily waive all management fees greater than 1.25% per annum of the Fund’s invested capital, retroactive to the inception of the Fund. The Fund’s investment management fee for the three months ended June 30, 2019 amounted to $95,134, and for the three months ended June 30, 2018 amounted to $101,163. The Fund’s investment management fee for the six months ended June 30, 2019 amounted to $193,327, and for the six months ended June 30, 2018 amounted to $179,838. “Invested Capital” means the cost basis of the Fund’s portfolio investments (excluding cash and cash equivalents) that have not been written off or disposed of, including portfolio investments acquired with borrowed funds.

The Fund’s professional fees for the three and six months ended June 30, 2019 and three and six months ended June 30, 2018 were comprised of legal, audit, tax and other professional fees. Other general and administrative expenses included miscellaneous other expenses related to the operation of the Fund.

Net investment income for the three months ended June 30, 2019 was $724,982, as compared to $445,394 for the three months ended June 30, 2018. Net investment income for the six months ended June 30, 2019 was $1,454,309, as compared to $1,343,058 for the six months ended June 30, 2018.  The change in net investment income is driven by the factors described above. The Fund continues to make investments in income-producing assets.

Net realized gain/(loss) from investments for the three and six month periods ended June 30, 2019 amounted to $16,162 which occurred from the sales of investments in Trachte, LLC and Whitney, Bradley & Brown, Inc. during the period.  There was no net realized gain/(loss) from investments during the three and six months ended June 30, 2018.  There was no net change in unrealized gain/(loss) during the three months ended June 30, 2019. Net change in unrealized gain/(loss) during the six months ended June 30, 2019 amounted to $128,763. There was no net change in unrealized gain/(loss) during the three and six months ended June 30, 2018. Net increase in net assets resulting from operations for the three months ended June 30, 2019 was $741,144, as compared to $445,394 for the three months ended June 30, 2018. Net increase in net assets from operations for the six months ended June 30, 2019 was $1,599,234, as compared to $1,343,058 for the six months ended June 30, 2018.

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

Financial Condition, Liquidity, and Capital Resources

During the three months ended June 30, 2019 and June 30, 2018, the Fund was wholly owned by the Partnership. The Partnership is expected, but not required, to make further contributions of capital to the Fund in an aggregate amount that will not exceed the Partnership’s limited partners’ capital commitments to the Partnership.  As of June 30, 2019, the Partnership (excluding the Parallel Partnership) had received commitments of capital in the amount of $112,960,000, of which $92,401,280 had been called and of which $53,794,097 was contributed to the Fund.  As of June 30, 2019, $20,558,720 of capital remained uncalled by the Partnership. From inception through June 30, 2019, the Partnership has distributed $15,976,958 to its limited partners, of this amount $4,444,248 is subject to recall.

At June 30, 2019, the Fund had adequate resources consisting of cash on hand, a Money Market Fund and expected future capital contributions from the Partnership that could be used to fund future obligations.  The Fund, based upon the investments held at June 30, 2019, expects to receive approximately $3,810,000 in scheduled interest payments over the next year.  The future capital contributions and scheduled interest payments are sufficient to meet the requirements of anticipated investments and operational expenses of the Fund over the next year.

As of June 30, 2019, 1.2% of the Fund’s net assets consisted of cash, and as of December 31, 2018, 2.8% of the Fund’s net assets consisted of cash. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Fund invested in senior subordinated notes, term notes and a Money Market Fund. On April 17, 2019 and June 25, 2019, the Fund declared and paid distributions to the Partnership in the amount of $1,046,552 and $2,709,840 or $10.47 and $27.10 per share, respectively.  On February 16, 2018, the Fund declared and paid distributions to the Partnership in the amount of $4,383,035 or $43.83 per share. On March 28, 2018, the Fund distributed in-kind $8,210,308 or $82.10 per share of net assets ($17,520,464 of senior subordinated notes, $2,092,479 of term notes, and $25,140 of deferred financing costs and $11,427,775 of the investor note credit facility) to the Partnership.  From inception through June 30, 2019, the Fund has distributed $28,476,882 or $284.77 per share to the Partnership. The principal balance and fair value of loans in the Fund’s investment portfolio at June 30, 2019 and December 31, 2018 was $31,619,870 and $33,906,959, and $31,233,633 and $33,326,595, respectively.

The Fund’s consolidated financial statements include portfolio investments held at a fair value of $31,340,619 at June 30, 2019 and $33,511,336 at December 31, 2018. The portfolio investments represent approximately 98% of net assets at June 30, 2019 and approximately 177% of net assets at December 31, 2018 and their fair values have been determined in good faith by the Fund’s Board of Directors. Because of the inherent uncertainty of fair valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Because the Fund’s investments consist of privately negotiated transactions, investments in these assets are considered to be illiquid.

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

The Fund is required to maintain a minimum asset coverage ratio (total assets-to-debt outstanding) of 2.00 pursuant to the 1940 Act.  As of June 30, 2019, the Fund did not have any debt outstanding, thereby removing the requirement to calculate the asset coverage ratio.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Investment Management Agreement, pursuant to which the Investment Manager has agreed to serve as the Fund’s investment adviser, are equal to a percentage of the invested capital of the Fund, including assets acquired with borrowed funds, if any.  The Investment Management Agreement will continue in effect until June 8, 2020.  Thereafter, regardless of the dissolution of the Fund, the Investment Management Agreement shall continue automatically for successive periods of a year each June, if not terminated. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party. The Fund has also entered into a Custodian Agreement, pursuant to which Citi Private Bank has agreed to serve as the Fund’s custodian (the “Custodian”). The Fund pays the Custodian such fees as have been agreed between the Fund and the Custodian, as described in the Custodian Agreement which the Fund has determined are commercially reasonable in its sole discretion. While the Fund utilizes the Custodian, not all assets of the Fund may be custodied with the Custodian at all times.

On August 8, 2017 and amended on December 15, 2017, August 7, 2018, and February 8, 2019, the Fund, the Partnership, and Parallel Partnership, entered into a credit facility of short term borrowings (the “Credit Facility”) in the amount of $10,000,000, collateralized by the unfunded Committed Equity Capital of the Limited Partners of the Partnership and Parallel Partnership.  The Credit Facility was intended to fund the operations of the Fund, Partnership, and Parallel Partnership, and expired on August 8, 2019.  On December 15, 2017, the Credit Facility was amended and increased to $40,000,000.  On August 7, 2018, the Credit Facility was amended and decreased to $29,209,580, through February 8, 2019.  On February 8, 2019, the Credit Facility was extended through August 8, 2019, and the maximum commitment amount of the Credit Facility was amended and decreased to $20,000,000. In consideration for establishing the Credit Facility, the Partnership and Parallel Partnership paid a Facility Fee in the amount of 0.25% times the maximum commitment amount.  The Credit Facility is stated at its outstanding principal amount and bears interest on the outstanding principal amount at a rate per annum equal to LIBOR plus 1.55%.  In addition, an unused commitment fee equal to 0.25% per annum times the difference between the total commitment amount and the average daily outstanding amount of principal is incurred as an expense.  From the date of the Fund’s first drawdown on August 24, 2017 through the date of the Fund’s last drawdown on June 28, 2018, the Fund had drawn down from the Credit Facility at a rate between 2.78% and 3.64%. As of June 30, 2019, the Credit Facility held an outstanding balance of $15,450,000 which was solely attributable to the Partnership and Parallel Partnership. The weighted average interest rate for the period ending June 30, 2019 was 4.02%.

As mentioned in the previous paragraph, the Fund does bear interest on its outstanding principal amount and is subject to certain fees and costs that could affect its liquidity and cash flows.  As of June 30, 2019, the Fund had incurred financing obligations with respect to interest on borrowings, undrawn fees or unused commitment fees that could have an impact on liquidity cash flows.

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

The Fund’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund uses various methods to assess interest rate risk in terms of the potential effect on interest income and investment valuation.  The Fund’s valuation methodology utilizes discount rates as part of valuing its investments and changes in those discount rates, and interest rates in general, would be expected to have an impact on the valuation of investments.  Assuming no changes in investment and capital structure, a hypothetical increase in interest rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $840,000.

As previously discussed in Item 2 of this 10-Q, the Fund, the Partnership, and Parallel Partnership entered into a Credit Facility agreement on August 8, 2017 and amended on December 15, 2017, August 7, 2018, and February 8, 2019.  As of June 30, 2019, the Credit Facility held an outstanding balance of $15,450,000 which was solely attributable to the Partnership and Parallel Partnership.  Because the Fund has elected to use leverage in the form of a Credit Facility, its sensitivity to changes in interest rates and other risks could be substantially greater. Assuming no changes in the Credit Facility structure, a hypothetical increase in discount rates of 100 basis points would decrease the Fund’s net assets resulting from operations by an estimated $73,000.

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

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2019, there were no changes in the Fund’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes. LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established in its place, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities to replace LIBOR with the new standard that is established in its place.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Prior to the Fund’s commencement of operations on October 13, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Partnership, for $25,000 on September 19, 2014.  No other shares of the Fund have been sold; however, the Fund received paid in capital during the period from October 13, 2015, commencement of operations, through June 30, 2019, which is expected to be used for fund investments and operations.  The Fund may receive additional paid in capital from the Partnership in the future.

Purchases of Equity Securities
This table provides certain information with respect to purchases of securities registered under Section 12 of the Exchange Act made by the Fund or its affiliates during the second fiscal quarter of 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchases Under the Plan
April 1, 2019 through April 30, 2019	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
May 1, 2019 through May 31, 2019	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.
June 1, 2019 through June 30, 2019	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.	No purchases of publicly traded equities were made.

The Fund held its final close on September 29, 2017 (as referenced in Item 5 Other Information), and as of June 30, 2019, the Fund made cumulative distributions of $28,476,882 or $284.77 per share to the Partnership.

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

SIGULER GUFF SMALL BUSINESS CREDIT OPPORUNITIES FUND, INC.

August 14, 2019	By:	/s/ Jun Isoda
	Name:	Jun Isoda
	Title:	Chief Financial Officer

August 14, 2019	By:	/s/ Sean Greene
	Name:	Sean Greene
	Title:	President